Form 10-Q
period 1997-03-31
METRO INFORMATION SERVICES INC
filed 1997-05-09
CIK 1026965

-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                            --------------------

                                  Form 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                MARCH 31, 1997

                        COMMISSION FILE NO.: 000-22035
                        ------------------------------

                       METRO INFORMATION SERVICES, INC.
            (Exact name of registrant as specified in its charter)


          VIRGINIA                               54-1112301
  (State of incorporation)         (I.R.S. Employer Identification Number)

POST OFFICE BOX 8888 VIRGINIA BEACH, VIRGINIA                         23450
(Address of principal executive office)                            (Zip Code)

                                  (757)486-1900
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes/x/ No/ /

    As of May 1, 1997, the registrant had issued and outstanding 14,800,000 shares of Common Stock, $.01 par value.

-------------------------------------------------------------------------------

                        METRO INFORMATION SERVICES, INC.
                                   FORM 10-Q

                               Table of Contents

                                                                         Page
                                                                        Number
                                                                       --------

PART I.     FINANCIAL INFORMATION:
ITEM 1.     Balance Sheets as of December 31, 1996 and March 31,
            1997 (unaudited)                                               3

            Statements of Income for the Three Months Ended March
            31, 1996 and 1997 (unaudited)                                  4

            Statements of Cash Flows for the Three Months Ended
            March 31, 1996 and 1997 (unaudited)                            5

            Statements of Changes in Redeemable Common Stock And
            Shareholders' Equity for the Three Months Ended March
            31, 1997 (unaudited)                                           6

            Notes to Financial Statements (unaudited)                      7

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8

PART II.    OTHER INFORMATION                                             13

SIGNATURES                                                                14

PART I. FINANCIAL INFORMATION:

ITEM 1. Financial Statements

                        METRO INFORMATION SERVICES, INC.
                          Balance Sheets (unaudited)

                                             December 31,     March 31,
In thousands                                     1996            1997
Assets                                       -------------    ----------
Current assets:
  Cash and cash equivalents..........           $   157         $22,358
  Accounts receivable, net...........            16,666          19,923
  Prepaid expenses...................               112             258
  Deferred income taxes (Note 2).....                --             515
                                                -------         -------
    Total current assets.............            16,935          43,054
Property and equipment, net..........             4,070           4,351
Other assets.........................               567             102
                                                -------         -------
    Total assets.....................           $21,572         $47,507
                                                -------         -------
Liabilities and Shareholders' Equity
Current liabilities:
  Line of credit facilities..........            $2,547         $    --
  Accounts payable...................             1,146           2,706
  Accrued compensation and benefits..             6,874           7,489
                                                -------         -------
    Total current liabilities........            10,567          10,195
                                                -------         -------
Deferred income taxes (Note 2).......                --             312
                                                -------         -------
    Total liabilities................            10,567          10,507
                                                -------         -------
Redeemable common stock..............             2,651              --
Shareholders' equity
  Preferred stock, $0.01 par value;
    authorized 1,000,000 shares; none
    issued and outstanding...........                --              --

  Common stock, $0.01 par value,
    authorized 50,000,000 shares;
    issued and outstanding 8,768,239
    shares at December 31, 1996,
    14,800,000 shares at
    March 31, 1997...................                88             148
  Paid in capital....................                --          35,754
  Retained earnings..................             8,266           1,098
                                                -------         -------
    Total shareholders'equity........             8,354          37,000
                                                -------         -------
      Total liabilities and
        shareholders' equity.........           $21,572         $47,507
                                                -------         -------
                                                -------         -------
See accompanying notes to financial statements

                        METRO INFORMATION SERVICES, INC.
                        Statements of Income (unaudited)

                                                               Three months
                                                             ended March 31,
                                                           --------------------
In thousands, except per share data                           1996       1997
                                                           ---------  ---------
Revenue........................................            $  26,328  $  33,045
Cost of revenue................................               18,602     23,318
                                                           ---------  ---------
  Gross profit.................................                7,726      9,727
Selling, general and administrative expenses...                5,619      6,986
                                                           ---------  ---------
  Operating income.............................                2,107      2,741
Interest income (expense)......................                  (86)       104
                                                           ---------  ---------
  Income before income taxes...................                2,021      2,845
Income taxes (Note 2)..........................                   --      1,013
                                                           ---------  ---------
  Net income (Note 2)..........................            $   2,021  $   l,832
                                                           ---------  ---------
                                                           ---------  ---------
Pro forma income data:
  Income before income taxes...................                2,021      2,845
  Provision for income taxes...................                  808      1,013
                                                           ---------  ---------
  Net income...................................                1,213      1,832
                                                           ---------  ---------
                                                           ---------  ---------
Net income per share (Note 2)..................            $    0.09  $    0.13
                                                           ---------  ---------
                                                           ---------  ---------
Weighted average number of shares of common
  stock and common stock equivalents
  outstanding.................................                12,832     14,033
                                                           ---------  ---------
See accompanying notes to financial statements

                        METRO INFORMATION SERVICES, INC.
                       Statements of Cash Flows (unaudited)

                                                                               Three months
                                                                              ended March 31,
                                                                     ---------------------------------
                                                                            1996             1997
                                                                     ------------------  -------------
Cash flows from operating activities:
  Net Income........................................................  $ 2,020,997           $ 1,831,872
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation....................................................      162,564               238,744
    Net loss on sale of property and equipment......................          305                37,114
    Changes in assets and liabilities
     increasing (decreasing) cash:
       Accounts receivable..........................................   (1,409,081)           (3,257,575)
       Notes receivable.............................................      413,697                   --
       Prepaid expenses.............................................     (221,996)            (145,620)
       Accounts payable.............................................      253,260              343,416
       Current taxes payable........................................           --            1,216,354
       Deferred taxes...............................................           --             (203,313)
       Accrued compensation and benefits............................    1,436,200              615,732
                                                                     -----------           -----------
       Net cash provided by operating activities....................    2,655,946              676,724
                                                                     -----------           -----------
Cash flows from investing activities:
  Acquisition of property and equipment.............................     (488,886)            (565,115)
  Proceeds from sale of property and equipment......................           --                8,420
  Increase in other assets..........................................     (102,727)              (7,136)
                                                                     -----------           -----------
       Net cash used in investing activities........................     (591,613)            (563,831)
                                                                     -----------           -----------
Cash flows from financing activities:
  Net borrowings (repayments) under line of credit..................  (1,761,132)           (2,547,388)
  Decrease in other assets related to issuance of 2,300,000 shares..          --               471,849
  Proceeds from issuance of 2,300,000 shares........................          --            33,162,735
  Distributions to shareholders.....................................          --            (9,000,000)
                                                                     -----------           -----------
       Net cash received (used) by financing activities.............  (1,761,132)           22,087,196
                                                                     -----------           -----------
Net increase in cash................................................     303,201            22,200,089

Cash at beginning of period.........................................     116,835               157,372
                                                                     -----------           -----------
Cash at end of period...............................................  $   420,036           $22,357,461
                                                                     -----------           -----------
                                                                     -----------           -----------
Supplemental disclosure of cash flow information -
  Cash paid for interest............................................ $   104,692          $     31,757
                                                                     -----------           -----------
                                                                     -----------           -----------

    See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.

Statements of Changes in Redeemable Common Stock and Shareholders' Equity (unaudited)

                                  Redeemable                                 Shareholders' Equity
                           -------------------------  ---------------------------------------------------------------------
                                 Common Stock              Common Stock
                           -------------------------  -------------------------    Paid in        Retained
                             Shares        Amount        Shares       Amount       Capital         Earning         Total
                           -----------  ------------  ------------ ------------  -------------  ------------  -------------
Balance as of December
  31, 1996...............    3,731,761  $  2,650,893     8,768,239  $   87,682  $          --  $  8,266,480  $   8,354,162
Release of redemption
  feature on redeemable
  common stock...........   (3,731,761)   (2,650,893)    3,731,761      37,318      2,613,575            --       2,650,893
Distributions paid.......           --            --            --          --             --    (9,000,000)    (9,000,000)
Net proceeds from
  issuance of 2,300,000
  shares of common
  stock..................           --            --     2,300,000      23,000     33,139,735            --     33,162,735
Net income...............           --            --            --          --             --     1,831,872      1,831,872
                           -----------  ------------  ------------  ----------  -------------  ------------  -------------
Balance as of March 31,
  1997...................           --  $         --    14,800,000  $  148,000  $  35,753,310  $  1,098,352  $  36,999,662
                           -----------  ------------  ------------  ----------  -------------  ------------  -------------
                           -----------  ------------  ------------  ----------  -------------  ------------  -------------

See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.
                         Notes to Financial Statements
                                  (unaudited)

1. Basis of Presentation

    The information presented for March 31, 1996 and 1997, and for the three-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1997 and the results of its operations and its cash flows for the three-month periods ended March 31, 1996 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035) and in conjunction with the Company's Registration Statement on Form S-1 (Registration No. 33-16585) declared effective by the Commission on January 29, 1997.

    Results for the interim period presented are not necessarily indicative of results that may be expected for the entire year.

2. Income Taxes and Pro Forma Income Taxes

    Before January 1, 1997, the Company, with the consent of its shareholders, was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, pro forma income taxes shown for periods ending in 1996 represent the estimated amount of income taxes the Company would have reported had the Company been a C Corporation for that period taxable at an assumed effective tax rate of 40%.

    Effective January 1, 1997, the Company terminated its S Corporation election and became a C Corporation subject to corporate income taxes. The cumulative effect of this change, through March 31, 1997, is to reduce income taxes appearing on the Statement of Income for the three months ended March 31, 1997 by $125,000 and create a current deferred tax asset of $515,000 and a long-term deferred tax liability of $312,000. The balances of the deferred tax accounts relate primarily to differences in the timing of deductions of health care claims reserves, vacation liabilities and depreciation for financial statement and tax purposes.

3. Initial Public Offering

    On January 29, 1997, the Company consummated an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share, of which 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company from the offering were approximately $33,163,000. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

4. Subsequent Event

    On April 30, 1997 the Company's lenders extended the expiration date for the Company's three credit facilities, with availability of $17,000,000, to May 31, 1997. The Company has received commitments to expand these lines of credit to $39,900,000.

PART I
ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary statement under the "Safe-Harbor" provisions of the [Initial] Private Securities Litigation Reform Act of 1995: Included in this report and other information presented by management from time to time, including, but not limited to, the Annual Report to Shareholders, quarterly shareholder letters, filings with the Securities and Exchange Commission, news releases and investor presentations, are forward-looking statements about business strategies, market potential, future financial performance and other matters which reflect management's expectations as of the date of this report. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: the Company's ability to attract, develop and retain qualified consultants, the Company's ability to open new offices, the Company's ability to effectively identify, manage and integrate acquisitions, changes in staff utilization and productivity rates, the Company's ability to acquire or develop additional service offerings, client decisions to reduce or increase IT services outsourcing, early termination of client contracts without penalty, changes in the Company's dependence on significant clients, changes in gross margins due to a variety of factors, the types of services performed by the Company during a particular period and competition. Please refer to a discussion of these and other factors in the Company's Prospectus dated January 29, 1997, the Company's Annual Report on Form 10-K and other Securities and Exchange Commission filings. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                                  Overview

    Metro Information Services, Inc. ("Metro" or the "Company") provides a wide range of information technology ("IT") consulting and custom software development services through 25 offices in the United States and Puerto Rico. The Company's more than 1,350 consultants, 66% of whom are salaried, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, VisualBasic and C++ applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

    Metro's clients operate in a wide variety of industries including communications, distribution, financial services, health care, information technology, manufacturing and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended March 31, 1997, the Company performed IT services for 341 clients (excluding clients that generated less than $25,000 in revenue during such period).

    Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients. Between March 31, 1996 and March 31, 1997, the number of full time consultants grew from 1,103 to 1,358. In addition, over the same period the Company has increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants.

    The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

                            Results of Operations

    For purposes of the following discussion, a mature office is an office that was open for at least 12 months at the beginning of the earlier period being compared and a new office is an office opened thereafter.

First Quarter 1997 Compared to First Quarter 1996

    Revenue. Revenue increased $6.7 million, or 25.5%, to $33.0 million for the three months ended March 31, 1997 from $26.3 million for the three months ended March 31, 1996. This increase is primarily a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants. Revenue from the 15 mature offices increased $4.2 million, or 16.7 %, from the earlier period and the nine new offices accounted for the remaining $2.5 million increase in revenue. As of March 31, 1997 compared to March 31, 1996, the total number of full-time consultants increased to 1,358 from 1,103, respectively, and clients (excluding clients that generated less than $25,000 in revenue during each preceding 12-month period) increased to 341 from 285, respectively.

    Cost of revenue. Cost of revenue increased $4.7 million, or 25.4%, to $23.3 million for the three months ended March 31, 1997 from $18.6 million for the three months ended March 31, 1996. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue decreased to 70.6% for the three months ended March 31, 1997 from 70.7% for the three months ended March 31, 1996 primarily because billing rates to clients increased faster than consultant compensation and benefits increased.

    Gross profit. Gross profit increased $2.0 million, or 25.9%, to $9.7 million for the three months ended March 31, 1997 from $7.7 million for the three months ended March 31, 1996. As a percentage of revenue, gross profit increased to 29.4% for the three months ended March 31, 1997 from 29.3% for the three months ended March 31, 1996.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.4 million, or 24.3%, to $7.0 million for the three months ended March 31, 1997 from $5.6 million for the three months ended March 31, 1996. This increase is due primarily to costs associated with new offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 21.1% for the three months ended March 31, 1997 from 21.3% for the three months ended March 31, 1996.

    Operating income. Operating income increased $600,000, or 30.1%, to $2.7 million for the three months ended March 31, 1997 from $2.1 million for the three months ended March 31, 1996. As a percentage of revenue, operating income increased to 8.3% for the three months ended March 31, 1997 from 8.0% for the three months ended March 31, 1996.

    Net interest income (expense). Net interest income (expense) increased by $190,000 to $104,000 of interest income for the three months ended March 31, 1997 from $86,000 of interest expense for the three months ended March 31, 1996. This change reflects a decrease in the average level of borrowings during the period and investment of a portion of the proceeds of the Company's January 1997 initial public offering of common stock in interest bearing instruments.

    Income before income taxes. Income before income taxes increased $800,000, or 40.8%, to $2.8 million for the three months ended March 31, 1997 from $2.0 million for the three months ended March 31, 1996. As a percentage of revenue, income before income taxes increased to 8.6% for the three months ended March 31, 1997 from 7.7% for the three months ended March 31, 1996.

    Income taxes. In 1996, the Company was an S Corporation for federal and certain state income tax purposes. The income statement for the three months ended March 31, 1996 includes a pro forma provision for income taxes as if the Company was subject to federal and state income taxes at an assumed effective rate of 40%. Income taxes increased $200,000, or 25.4%, to $1.0 million for the three months ended March 31, 1997 from pro forma income taxes of $800,000 for the three months ended March 31, 1996. As a percentage of revenue, income taxes remained constant at 3.1%. The Company's effective tax rate for the three months ended March 31, 1997 was 35.6%. Income taxes for the three months ended March 31, 1997 include a one-time reduction in income tax expense of $125,000 which represents the cumulative effect of the Company converting from an S Corporation to a C Corporation effective January 1, 1997. Excluding the $125,000 one time reduction in income taxes, income taxes for the three months ended March 31, 1997 would have increased $300,000, or 40.8%, to $1.1 million. As a percentage of revenue, income taxes would have increased to 3.4% for the three months ended March 31, 1997 from the pro forma amount of 3.1% for the three months ended March 31, 1996.

    Net Income. Net income increased $600,000, or 51.0%, to $1.8 million for the three months ended March 31, 1997 from pro forma net income of $1.2 million for the three months ended March 31, 1996. As a percentage of revenue, net income increased to 5.5% for the three months ended March 31, 1997 from the pro forma amount of 4.6% for the three months ended March 31, 1996.

    Earnings per share. Earnings per share increased $.04, or 44.4%, to $0.13 for the three months ended March 31, 1997 from pro forma earnings per share of $0.09 for the three months ended March 31, 1996. Excluding the $125,000 one time credit described under 'Income taxes' above, earnings per share for the three months ended March 31, 1997 would have increased $0.03, or 33.3%, to $0.12.

    The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

                                                                                          Three Months Ended March 31,
                                                                                ----------------------------------------------
                                                                                   Percentage of           Percentage Change
                                                                                      Revenue
                                                                                --------------------     ---------------------
                                                                                  1996       1997           1997 Over 1996
                                                                                ---------  ---------     ---------------------
Revenue.......................................................................      100.0%     100.0%            25.5%
Cost of revenue...............................................................       70.7       70.6             25.4%
                                                                                ---------  ---------
Gross profit..................................................................       29.3       29.4             25.9%
Selling, general and administrative expenses..................................       21.3       21.1             24.3%
                                                                                ---------  ---------
Operating income..............................................................        8.0        8.3             30.1%
Net interest income (expense).................................................       (0.3)       0.3                --
                                                                                ---------  ---------
Income before income taxes....................................................        7.7        8.6             40.8%
Pro forma provision for income taxes(1).......................................        3.1        3.1             25.4%
                                                                                ---------  ---------
Pro forma net income(1).......................................................        4.6%       5.5%            51.0%
                                                                                ---------  ---------
                                                                                ---------  ---------

------------------------

(1) For 1996, the Company was an S corporation for federal and certain state income tax purposes. The pro forma provision for income taxes for 1996 reflects a provision for income taxes as if the Company were a C corporation for all income tax purposes during such period, at an assumed effective tax rate of 40%.

Selected Quarterly Results and Seasonality

    The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended March 31, 1997, both in dollars and as a percentage of revenue. This information was derived from the unaudited financial statements of the Company which, in the opinion of management, were prepared on the same basis as the financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                                     Gross Profit            Operating Income
                                                                               ------------------------  ------------------------
                                                                                               % of                      % of
Statements of Income Data                                           Revenue      Amount       Revenue      Amount       Revenue
----------------------------------------------------------------  -----------  -----------  -----------  -----------  -----------
                                                                                      (Dollars in thousands)
1994:
   March........................................................     $15,978       $4,651         29.1%      $1,255          7.9%
   June.........................................................      16,803        4,928         29.3        1,367          8.1
   September....................................................      17,787        5,487         30.8        1,672          9.4
   December.....................................................      18,101        5,382         29.7        1,559          8.6
1995:
   March........................................................      19,760        5,732         29.0        1,422          7.2
   June.........................................................      20,695        6,195         29.9        1,683          8.1
   September....................................................      21,881        6,117         28.0        1,428          6.5
   December.....................................................      23,568        6,786         28.8        790(1)       3.4(1)
1996:
   March........................................................      26,328        7,726         29.3        2,107          8.0
   June.........................................................      27,812        8,452         30.4        2,248          8.1
   September....................................................      29,142        8,817         30.3        2,431          8.3
   December.....................................................      30,681        9,216         30.0        2,314          7.5
1997:
   March........................................................      33,045        9,727         29.4        2,741          8.3

------------------------

Includes the $770,000 of non-recurring, non-cash compensation expense charged to selling, general and administrative expenses accrued in the fourth quarter of 1995 for stock issued for services performed by employees in 1995. Excluding the effect of such expense, income from operations and income from operations as a percentage of revenue for the fourth quarter of 1995 would have been $1.6 million and 6.6%, respectively.

    Metro's operating results are adversely affected when client facilities close due to holidays or inclement weather. The Company generally experiences a certain amount of seasonality in the fourth quarter due to the number of holidays and closings of client facilities during that quarter. Further, the Company generally experiences lower operating results in the first quarter due in part to the timing of unemployment and FICA tax accruals and delays in clients' contract renewal related to clients' budget approval processes.

                       Liquidity and Capital Resources

    In January 1997, the Company completed an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. Of the 3,100,000 shares, 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter the representatives of the several underwriters exercised their over-allotment option resulting in the sale of

465,000 shares by other shareholders of the Company. The net proceeds to the Company were approximately $33,163,000. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.

    Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, borrowings under the Company's revolving credit facilities. Net cash provided by operations was $677,000 for the first quarter of 1997 and consisted primarily of net income for the quarter of $1,832,000 and an increase in accounts receivable of $3,258,000 and an increase in income taxes payable of $1,216,000. The increase in accounts receivable is primarily due to the revenue growth experienced in the first quarter of 1997. The increase in income taxes payable is the result of the Company converting from an S Corporation to a C Corporation for federal and certain state tax purposes effective January 1, 1997. As a result of this change, the Company, rather than its shareholders, became responsible for paying income taxes on the Company's taxable income. The Company's working capital was $32,859,000 at March 31, 1997 compared to $6,369,000 at December 31, 1996.

Recent Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which revised the calculation of earnings per share for publicly held companies in certain situations. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. In the opinion of management, SFAS No. 128 is not expected to have a material impact on the Company's calculation of earnings per share.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        Effective April 29, 1997, the Board of Directors elected Ray E. Becker and A. Eugene Loving, Jr. to the Board as independent directors. Mr. Becker and Mr. Loving will be members of the Company's Audit Committee and Compensation Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits required by Item 601 of Regulation S-K:

         (i) 11 Computation of pro forma earnings per share
        (ii) 27 Financial Data Schedule

   (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 9th day of May, 1997.

                                    Metro Information Services, Inc.

                                 By /s/ John H. Fain
                                    -----------------------------------------
                                                    John H. Fain
                                    President and Principal Executive Officer

                                 By /s/ Robert J. Eveleigh
                                    -----------------------------------------
                                                Robert J. Eveleigh
                                            Principal Financial Officer

                                  By /s/ Steven A. Lurus
                                    -----------------------------------------
                                                   Steven A. Lurus
                                           Principal Accounting Officer