Form 10-Q
period 1997-06-30
METRO INFORMATION SERVICES INC
filed 1997-08-13
CIK 1026965

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                           ------------------------

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED

                                JUNE 30, 1997

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

                               (757) 486-1900
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes /x/ No / /

    As of July 31, 1997, the registrant had issued and outstanding 14,800,000 shares of Common Stock, $.01 par value.


--------------------------------------------------------------------------------

                       METRO INFORMATION SERVICES, INC.
                                  FORM 10-Q

                              TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------

PART I.            FINANCIAL INFORMATION:

  ITEM 1.          Balance Sheets as of December 31, 1996 and June 30, 1997 (unaudited).................            3

                   Statements of Income for the Three Months and Six Months Ended June 30, 1996 and 1997
                   (unaudited)..........................................................................            4

                   Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1997
                   (unaudited)..........................................................................            5

                   Statements of Changes in Redeemable Common Stock And Shareholders' Equity for the
                   Six Months Ended June 30, 1997 (unaudited)...........................................            6

                   Notes to Financial Statements (unaudited)............................................            7

  ITEM 2.          Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...........................................................................            9

PART II.           OTHER INFORMATION....................................................................           15

SIGNATURES                                                                                                         17


PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

                        METRO INFORMATION SERVICES, INC.
                           BALANCE SHEETS (UNAUDITED)

                                                                                           DECEMBER 31,  JUNE 30,
IN THOUSANDS                                                                                   1996        1997
                                                                                           ------------  ---------

Assets

Current assets:

  Cash and cash equivalents..............................................................   $      157   $  22,526

  Accounts receivable, net...............................................................       16,666      21,312

  Prepaid expenses.......................................................................          112         408

  Deferred income taxes (Note 2).........................................................       --             815
                                                                                           ------------  ---------

    Total current assets.................................................................       16,935      45,061

Property and equipment, net..............................................................        4,070       4,718

Other assets.............................................................................          567         287
                                                                                           ------------  ---------

    Total assets.........................................................................   $   21,572   $  50,066
                                                                                           ------------  ---------
                                                                                           ------------  ---------

Liabilities and Shareholders' Equity

Current liabilities:

  Line of credit facilities..............................................................   $    2,547      --

  Accounts payable.......................................................................        1,146       1,862

  Accrued compensation and benefits......................................................        6,874       8,619
                                                                                           ------------  ---------

    Total current liabilities............................................................       10,567      10,481

Deferred income taxes (Note 2)...........................................................       --             424
                                                                                           ------------  ---------

    Total liabilities...................................................................       10,567      10,905
                                                                                           ------------  ---------

Redeemable common stock..................................................................        2,651      --

Shareholders' equity

  Preferred stock, $0.01 par value; authorized 1,000,000 shares; none issued and
    outstanding..........................................................................       --          --

  Common stock, $0.01 par value, authorized 50,000,000 shares; issued and outstanding
    8,768,239 shares at December 31, 1996, 14,800,000 shares at June 30, 1997............           88         148
    Paid in capital......................................................................       --          35,734
    Retained earnings....................................................................        8,266       3,279
                                                                                           ------------  ---------
      Total shareholders' equity.........................................................        8,354      39,161
                                                                                           ------------  ---------
        Total liabilities and shareholders' equity.......................................   $   21,572   $  50,066
                                                                                           ------------  ---------
                                                                                           ------------  ---------

                                       3

                       METRO INFORMATION SERVICES, INC.
                       Statements of Income (unaudited)


                                                                            THREE MONTHS           SIX MONTHS
                                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                                        --------------------  --------------------
IN THOUSANDS, EXCEPT PER SHARE DATA                                        1996       1997       1996       1997
                                                                        ---------  ---------  ---------  ---------
Revenue...............................................................  $  27,812  $  35,883  $  54,140  $  68,929
Cost of revenue.......................................................     19,360     25,042     37,962     48,361
                                                                        ---------  ---------  ---------  ---------
 Gross profit.........................................................      8,452     10,841     16,178     20,568
Selling, general and administrative expenses..........................      6,204      7,432     11,823     14,418
                                                                        ---------  ---------  ---------  ---------
 Operating income.....................................................      2,248      3,409      4,355      6,150
Interest income (expense).............................................        (64)       225       (150)       329
                                                                        ---------  ---------  ---------  ---------
 Income before income taxes...........................................      2,184      3,634      4,205      6,479
Income taxes (Note 2).................................................     --          1,454     --          2,467
                                                                        ---------  ---------  ---------  ---------
 Net income (Note 2)..................................................  $   2,184  $   2,180  $   4,205  $   4,012
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Pro forma income data:
 Income before income taxes...........................................      2,184      3,634      4,205      6,479
 Provision for income taxes...........................................        874      1,454      1,682      2,467
                                                                        ---------  ---------  ---------  ---------
 Net income...........................................................      1,310      2,180      2,523      4,012
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income per share (Note 2).........................................  $    0.10  $    0.15  $    0.20  $    0.28
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average number of shares of common stock and common stock
  equivalents outstanding.............................................     12,852     14,800     12,842     14,417
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        METRO INFORMATION SERVICES, INC.
                      Statements of Cash Flows (unaudited)

                                                                                               SIX MONTHS
                                                                                              ENDED JUNE 30
                                                                                       ---------------------------
                                                                                            1996          1997
                                                                                       ------------  -------------
Cash flows from operating activities:
 Net Income..........................................................................  $  2,523,129  $   4,012,222
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 (Depreciation)......................................................................       346,598        506,334
 Net loss on sale of property and equipment..........................................           648         36,623
 Deferred taxes......................................................................          --         (391,254)
Changes in assets and liabilities increasing
  (decreasing) cash:
   Accounts receivable...............................................................    (1,803,236)    (4,646,013)
   Notes receivable..................................................................       518,110
   Prepaid expenses..................................................................       (47,414)      (294,917)
   Accounts payable..................................................................       (28,250)       715,909
   Accrued compensation and benefits.................................................     2,853,247      1,744,910
                                                                                       ------------  -------------
    Net cash provided by operating activities........................................     4,362,832      1,683,814
                                                                                       ------------  -------------
Cash flows from investing activities:
 Acquisition of property and equipment...............................................      (922,881)    (1,200,468)
 Proceeds from sale of property and equipment........................................         8,368          9,200
 Increase in other assets............................................................       (44,705)      (191,680)
                                                                                       ------------  -------------
    Net cash used in investing activities............................................      (959,218)    (1,382,948)
                                                                                       ------------  -------------
Cash flows from financing activities:
 Net borrowings (repayments) under line of credit....................................    (1,896,918)    (2,547,388)
 Decrease in other assets related to issuance of
  2,300,000 shares...................................................................          --          471,849
 Proceeds from issuance of 2,300,000 shares..........................................          --       33,143,634
 Distributions to shareholders.......................................................    (2,122,562)    (9,000,000)
                                                                                       ------------  -------------
 Net cash provided (used) by financing activities....................................    (2,772,885)    22,068,095
                                                                                       ------------  -------------
Net increase in cash.................................................................       630,729     22,368,961

Cash at beginning of period..........................................................       116,835        157,372
                                                                                       ------------  -------------
Cash at end of period................................................................  $    747,564  $  22,526,333
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Supplemental disclosure of cash flow information-
 Cash paid for interest..............................................................  $    182,474  $      36,607
                                                                                       ------------  -------------
                                                                                       ------------  -------------
 Cash paid for income taxes (Note 2).................................................  $         --  $   2,502,400
                                                                                       ------------  -------------
                                                                                       ------------  -------------

See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.
      Statements of Changes in Redeemable Common Stock and Shareholders'
                                Equity (unaudited)


                                         REDEEMABLE                                  SHAREHOLDERS' EQUITY
                                    -------------------------  --------------------------------------------------------------------
                                          COMMON STOCK               COMMON STOCK
                                    -------------------------  ------------------------     PAID IN       RETAINED
                                       SHARES        AMOUNT        SHARES       AMOUNT       CAPITAL       EARNINGS        TOTAL
                                    -----------  ------------  ------------  ----------  -------------  ------------  -------------
Balance as of December 31, 1996...    3,731,761  $  2,650,893     8,768,239  $   87,682       --        $  8,266,480  $   8,354,162

Release of redemption feature
 on...............................   (3,731,761)   (2,650,893)    3,731,761      37,318      2,613,575       --           2,650,893

Distributions paid................      --            --            --           --           --          (9,000,000)    (9,000,000)
Net proceeds from issuance of
  2,300,000.......................      --            --          2,300,000      23,000     33,120,634       --          33,143,634

Net income........................      --            --            --           --           --           4,012,222      4,012,222
                                    -----------  ------------  ------------  ----------  -------------  ------------  -------------
Balance as of June 30, 1997.......      --            --         14,800,000  $  148,000  $  35,734,209  $  3,278,702  $  39,160,911
                                    -----------  ------------  ------------  ----------  -------------  ------------  -------------
                                    -----------  ------------  ------------  ----------  -------------  ------------  -------------

See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1. BASIS OF PRESENTATION

    The information presented for June 30, 1996 and 1997, and for the three-month and six-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1997 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1996 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035) and in conjunction with the Company's Registration Statement on Form S-1 (Registration No. 33-16585) declared effective by the Commission on January 29, 1997.

    Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

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

    Effective January 1, 1997, the Company terminated its S Corporation election and became a C Corporation subject to corporate income taxes. The cumulative effect of this change, through June 30, 1997, is to reduce income taxes appearing on the Statement of Income for the six months ended June 30, 1997 by $125,000 and create a current deferred tax asset and a long term deferred tax liability. The balances of the deferred tax accounts relate primarily to differences in the timing of deductions of health care claims reserves, vacation liabilities and depreciation for financial statement and tax purposes.

3. INITIAL PUBLIC OFFERING

    On January 29, 1997, the Company consummated an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share, of which 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company from the offering were $33,144,000. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

4. CREDIT FACILITIES

    On June 29, 1997, the Company completed an expansion and extension of its credit facilities to $39,900,000. The facilities are provided in equal amounts by three banks and have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. At June 30, 1997, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate which at June 30, 1997 would have ranged from 6.0% to 6.6%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

    The credit facilities include several covenants requiring the maintenance of certain tangible net worth and debt service coverage ratios and imposing limits on the incurrence of additional indebtedness. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes.

PART I
ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    CAUTIONARY STATEMENT UNDER THE "SAFE-HARBOR" PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: INCLUDED IN THIS REPORT AND OTHER INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, THE ANNUAL REPORT TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE OF THIS REPORT. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION: THE COMPANY'S ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS, THE COMPANY'S ABILITY TO OPEN NEW OFFICES, THE COMPANY'S ABILITY TO EFFECTIVELY IDENTIFY, MANAGE AND INTEGRATE ACQUISITIONS, CHANGES IN STAFF UTILIZATION AND PRODUCTIVITY RATES, THE COMPANY'S ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL SERVICE OFFERINGS, CLIENT DECISIONS TO REDUCE OR INCREASE IT SERVICES OUTSOURCING, EARLY TERMINATION OF CLIENT CONTRACTS WITHOUT PENALTY, CHANGES IN THE COMPANY'S DEPENDENCE ON SIGNIFICANT CLIENTS, CHANGES IN GROSS MARGINS DUE TO A VARIETY OF FACTORS, THE TYPES OF SERVICES PERFORMED BY THE COMPANY DURING A PARTICULAR PERIOD AND COMPETITION. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S PROSPECTUS DATED JANUARY 29, 1997, THE COMPANY'S ANNUAL REPORT ON FORM 10-K AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

                                   OVERVIEW

    Metro Information Services, Inc. ("Metro" or the "Company") provides a wide range of information technology ("IT") consulting and custom software development services through 25 offices in the United States and Puerto Rico. The Company's more than 1,440 consultants, 65% of whom are salaried, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, VisualBasic and C++ applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

    Metro's clients operate in a wide variety of industries including communications, distribution, financial services, health care, information technology, manufacturing and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended June 30, 1997, the Company performed IT services for 347 clients (excluding clients that generated less than $25,000 in revenue during such period).

    Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients. Between June 30, 1996 and June 30, 1997, the number of full time consultants grew from 1,171 to 1,442. In addition, over the same period the Company has increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants.

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

    REVENUE. Revenue increased $14.8 million, or 27.3%, to $68.9 million for the six months ended June 30, 1997 from $54.1 million for the six months ended June 30, 1996. This increase is primarily a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants. As of June 30, 1997, compared to June 30, 1996, the total number of full-time consultants increased to 1,442 from 1,171, respectively, and clients (excluding clients that generated less than $25,000 in revenue during each preceding 12-month period) increased to 347 from 290, respectively. Revenue from the Company's 16 mature offices increased $10.2 million, or 19.6%, from the earlier period and the nine new offices accounted for the remaining $4.6 million increase in revenue.

    Revenue increased $8.1 million, or 29.0%, to $35.9 million for the three months ended June 30, 1997 from $27.8 million for the three months ended June 30, 1996. This increase is primarily a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants.

    COST OF REVENUE. Cost of revenue increased $10.4 million, or 27.4%, to $48.4 million for the six months ended June 30, 1997 from $38.0 million for the six months ended June 30, 1996. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue increased to 70.2% for the six months ended June 30, 1997 from 70.1% for the six months ended June 30, 1996 primarily because of an increase in the per consultant cost of compensation and benefits.

    Cost of revenue increased $5.7 million, or 29.3%, to $25.0 million for the three months ended June 30, 1997 from $19.4 million for the three months ended June 30, 1996. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue increased to 69.8% for the three months ended June 30, 1997 from 69.6% for the three months ended June 30, 1996 primarily because of an increase in the per consultant cost of compensation and benefits.

    GROSS PROFIT. Gross profit increased $4.4 million, or 27.1%, to $20.6 million for the six months ended June 30, 1997 from $16.2 million for the six months ended June 30, 1996. As a percentage of revenue, gross profit decreased to 29.8% for the six months ended June 30, 1997 from 29.9% for the six months ended June 30, 1996.

    Gross profit increased $2.4 million, or 28.3%, to $10.8 million for the three months ended June 30, 1997 from $8.5 million for the three months ended June 30, 1996. As a percentage of revenue, gross profit decreased to 30.2% for the three months ended June 30, 1997 from 30.4% for the three months ended June 30, 1996.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.6 million, or 21.9%, to $14.4 million for the six months ended June 30, 1997 from $11.8 million for the six months ended June 30, 1996. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 20.9% for the six months ended June 30, 1997 from 21.9% for the six months ended June 30, 1996.

    Selling, general and administrative expenses increased $1.2 million, or 19.8%, to $7.4 million for the three months ended June 30, 1997 from $6.2 million for the three months ended June 30, 1996. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 20.7% for the three months ended June 30, 1997 from 22.3% for the three months ended June 30, 1996.

    OPERATING INCOME. Operating income increased $1.8 million, or 41.2%, to $6.2 million for the six months ended June 30, 1997 from $4.4 million for the six months ended June 30, 1996. As a percentage of revenue, operating income increased to 8.9% for the six months ended June 30, 1997 from 8.0% for the six months ended June 30, 1996. The improvement in operating income margin is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

    Operating income increased $1.2 million, or 51.6%, to $3.4 million for the three months ended June 30, 1997 from $2.2 million for the three months ended June 30, 1996. As a percentage of revenue, operating income increased to 9.5% for the three months ended June 30, 1997 from 8.1% for the three months ended June 30, 1996. The improvement in operating income margin is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

    Net interest income (expense). Net interest income (expense) increased by $479,000 to $329,000 of interest income for the six months ended June 30, 1997 from $150,000 of interest expense for the six months ended June 30, 1996. This change reflects a decrease in the average level of borrowings during the period and investment of a portion of the proceeds of the Company's January 1997 initial public offering of common stock in interest bearing instruments.

    Net interest income (expense) increased by $289,000 to $225,000 of interest income for the three months ended June 30, 1997 from $64,000 of interest expense for the three months ended June 30, 1996. This change reflects a decrease in the average level of borrowings during the period and investment of a portion of the proceeds of the Company's January 1997 initial public offering of common stock in interest bearing instruments.

    Income before income taxes. Income before income taxes increased $2.3 million, or 54.1%, to $6.5 million for the six months ended June 30, 1997 from $4.2 million for the six months ended June 30, 1996. As a percentage of revenue, income before income taxes increased to 9.4% for the six months ended June 30, 1997 from 7.8% for the six months ended June 30, 1996.

    Income before income taxes increased $580,000, or 66.4%, to $3.6 million for the three months ended June 30, 1997 from $2.2 million for the three months ended June 30, 1996. As a percentage of revenue, income before income taxes increased to 10.1% for the three months ended June 30, 1997 from 7.9% for the three months ended June 30, 1996.

    INCOME TAXES. In 1996, the Company was an S Corporation for federal and certain state income tax purposes. The income statements for the three months and six months ended June 30, 1996 include a pro forma provision for income taxes as if the Company was subject to federal and state income taxes at an assumed effective rate of 40%. The Company's effective tax rate for the three months ended June 30, 1997 was 40.0%. The Company's effective tax rate for the six months ended June 30, 1997 was 38.1%. Income taxes increased $785,000, or 46.7%, to $2.5 million for the six months ended June 30, 1997 from pro forma income taxes of $1.7 million for the six months ended June 30, 1996. As a percentage of revenue, income taxes increased to 3.6% for the six months ended June 30, 1997 from the pro forma amount of 3.1% for the six months ended June 30, 1996. Income taxes for the six months ended June 30, 1997 include a one-time reduction in income tax expense of $125,000 which represents the cumulative effect of the Company converting from a S Corporation to a C Corporation effective January 1, 1997. Excluding the $125,000 one-time reduction in income taxes, income taxes for the six months ended June 30, 1997 would have increased $910,000, or 54.1%, to $2.6 million. Excluding the $125,000 one-time reduction in income taxes, as a percentage of revenue, income taxes would have increased to 3.8% for the six months ended June 30, 1997 from the pro forma amount of 3.1% for the six months ended June 30, 1996.

   Income taxes increased $580,000, or 66.4%, to $1.5 million for the three months ended June 30, 1997 from pro forma income taxes of $874,000 for the three months ended June 30, 1996. As a percentage of revenue, income taxes increased to 4.0% for the three months ended June 30, 1997 from 3.2% for the three months ended June 30, 1996.

    NET INCOME. Net income increased $1.5 million, or 59.0%, to $4.0 million for the six months ended June 30, 1997 from pro forma net income of $2.5 million for the six months ended June 30, 1996. As a percentage of revenue, net income increased to 5.8% for the six months ended June 30, 1997 from the pro forma amount of 4.7% for the six months ended June 30, 1996.

    Net income increased $870,000, or 66.4%, to $2.2 million for the three months ended June 30, 1997 from pro forma net income of $1.3 million for the three months ended June 30, 1996. As a percentage of revenue, net income increased to 6.1% for the three months ended June 30, 1997 from the pro forma amount of 4.7% for the three months ended June 30, 1996.

    EARNINGS PER SHARE. Earnings per share increased $0.08, or 40.0%, to $0.28 for the six months ended June 30, 1997 from pro forma earnings per share of $0.20 for the six months ended June 30, 1996. Excluding the $125,000 one time credit described under "Income taxes' above, earnings per share for the six months ended June 30, 1997 would have increased $0.07, or 35.0%, to $0.27.

    EARNINGS PER SHARE increased $.05, or 50.0%, to $0.15 for the three months ended June 30, 1997 from pro forma earnings per share of $0.10 for the three months ended June 30, 1996.

    The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

                                                                                            PERCENTAGE OF REVENUE
                                                                                  ------------------------------------------
                                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                        JUNE 30.              JUNE 30,
                                                                                  --------------------  --------------------
                                                                                     1996       1997       1996       1997
                                                                                  ---------  ---------  ---------  ---------
Revenue.........................................................................      100.0%     100.0%     100.0%     100.0%
Cost of revenue.................................................................       69.6       69.8       70.1       70.2
                                                                                  ---------  ---------  ---------  ---------
Gross profit....................................................................       30.4       30.2       29.9       29.8
Selling, general and administrative expenses....................................       22.3       20.7       21.9       20.9
                                                                                  ---------  ---------  ---------  ---------
Operating income................................................................        8.1        9.5        8.0        8.9
Net interest income (expense)...................................................       (0.2)       0.6       (0.2)       0.5
                                                                                  ---------  ---------  ---------  ---------
Income before income taxes......................................................        7.9       10.1        7.8        9.4
Pro forma provision for income taxes(1).........................................        3.2        4.0        3.1        3.6
                                                                                  ---------  ---------  ---------  ---------
Pro forma net income(1).........................................................        4.7%       6.1%       4.7%       5.8%
                                                                                  ---------  ---------   ---------  ---------
                                                                                  ---------  ---------   ---------  ---------




                                                                                        PERCENTAGE CHANGE
                                                                                          1997 OVER 1996
                                                                           --------------------------------------------
                                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                  JUNE 30,               JUNE 30,
                                                                           -----------------------  -------------------
Revenue..................................................................              29.0%                  27.3%
Cost of revenue..........................................................              29.3%                  27.4%
Gross profit.............................................................              28.3%                  27.1%
Selling, general and administrative expenses.............................              19.8%                  21.9%
Operating income.........................................................              51.6%                  41.2%
Net interest income (expense)............................................            --                     --
Income before income taxes...............................................              66.4%                  54.1%
Pro forma provision for income taxes(1)..................................              66.4%                  46.7%
Pro forma net income(1)..................................................              66.4%                  59.0%


------------------------

(1) For 1996, the Company was an S corporation for federal and certain state income tax purposes. The pro forma provision for income taxes for 1996 reflects a provision for income taxes as if the Company were a C corporation for all income tax purposes during such period, at an assumed effective tax rate of 40%.

SELECTED QUARTERLY RESULTS AND SEASONALITY

    The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended June 30, 1997, both in dollars and as a percentage of revenue. This information was derived from the unaudited financial statements of the Company which, in the opinion of management, were prepared on the same basis as the financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                                    GROSS PROFIT           OPERATING INCOME
                                                                               ----------------------  ------------------------
                                                                                             % OF                      % OF
STATEMENTS OF INCOME DATA                                           REVENUE     AMOUNT      REVENUE      AMOUNT       REVENUE
----------------------------------------------------------------  -----------  ---------  -----------  -----------  -----------

                                                                                     (DOLLARS IN THOUSANDS)
1994:
  June..........................................................      16,803       4,928        29.3        1,367          8.1
  September.....................................................      17,787       5,487        30.8        1,672          9.4
  December......................................................      18,101       5,382        29.7        1,559          8.6

1995:
  March.........................................................      19,760       5,732        29.0        1,422          7.2
  June..........................................................      20,695       6,195        29.9        1,683          8.1
  September.....................................................      21,881       6,117        28.0        1,428          6.5
  December......................................................      23,568       6,786        28.8          790(1)       3.4(1)

1996:
  March.........................................................      26,328       7,726        29.3        2,107          8.0
  June..........................................................      27,812       8,452        30.4        2,248          8.1
  September.....................................................      29,142       8,817        30.3        2,431          8.3
  December......................................................      30,681       9,216        30.0        2,314          7.5

1997:
  March.........................................................      33,045       9,727        29.4        2,741          8.3
  June..........................................................      35,883      10,841        30.2        3,409          9.5

------------------------

(1) Includes the $770,000 of non-recurring, non-cash compensation expense charged to selling, general and administrative expenses accrued in the fourth quarter of 1995 for stock issued for services performed by employees in 1995. Excluding the effect of such expense, income from operations and income from operations as a percentage of revenue for the fourth quarter of 1995 would have been $1.6 million and 6.6%, respectively.

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

                       LIQUIDITY AND CAPITAL RESOURCES

    In January 1997, the Company completed an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. Of the 3,100,000 shares, 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company were approximately $33,144,000. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.

    Since its inception, the Company has funded its operations primarily from cash generated by operations and, to a lesser extent, from borrowings under the Company's revolving credit facilities. Net cash provided by operations was $1,684,000 for the six months ended June 30, 1997 and consisted primarily of net income of $4,012,000, an increase in accounts receivable of $4,646,000 and an increase in accrued compensation and benefits of $1,745,000. The increase in accounts receivable and accrued compensation and benefits is primarily due to the revenue growth experienced in the second quarter of 1997.The Company's working capital was $34,580,000 at June 30, 1997 compared to $6,369,000 at December 31, 1996.

    On June 29, 1997, the Company completed an expansion and extension of its credit facilities to $39,900,000. The facilities are provided in equal amounts by three banks and have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. At June 30, 1997, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate which at June 30, 1997 would have ranged from 6.0% to 6.6%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

    The credit facilities include several covenants requiring the maintenance of certain tangible net worth and debt service coverage ratios and imposing limits on the incurrence of additional indebtedness. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders of Metro Information Services, Inc. held on June 10, 1997, the following matters were voted on with the results indicated below.

    1) Election of Class 1 Director to serve for a term of three years or until his successor is elected.

                          FOR      WITHHELD
                       ----------  --------
    John Fain          13,117,060    2,900


    The term of office of directors Ray E. Becker, Andrew J. Downing, Robert J. Eveleigh and A. Eugene Loving, Jr. continued after the meeting.

    2) Ratification of KPMG Peat Marwick LLP as the Company's independent public auditors for the year ending December 31, 1997.

                FOR        AGAINST     ABSTAIN
            ------------  ---------  -----------
             13,085,503     27,877       6,580

    3) Amendment of the Metro Information Services, Inc. Employee Stock Purchase Plan to allow employees with at least six months service without a 30-day break in service to participate in the Plan.

               FOR         AGAINST     ABSTAIN      BROKER NON-VOTES
            -----------   ---------   ----------    ----------------
             13,067,670     40,435      11,945               0


ITEM 5. OTHER INFORMATION

    NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits required by Item 601 of Regulation S-K:



        (i)   11 Computation of pro forma earnings per share

        (ii)  27 Financial Data Schedule

        (iii) 99 Credit Agreement with NationsBank, N.A., Signet Bank and Crestar Bank dated June 20, 1997

    (b) Reports on Form 8-K:

        (i) Report dated July 11, 1997 reporting the acquisition of the assets of Data Systems Technology, Inc.

        (ii) Report dated July 11, 1997 reporting the acquisition of the assets of J2, Inc. d/b/a DP Career Associates.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 13th day of August, 1997.

                                       Metro Information Services, Inc.
                                  By           /s/ John H. Fain
                                      -------------------------------------
                                                   John H. Fain
                                     President and Principal Executive Officer


                                  By           /s/ Robert J. Eveleigh
                                     ---------------------------------------
                                                 Robert J. Eveleigh
                                            Principal Financial Officer


                                  By        /s/  Steven A. Lurus
                                     -----------------------------------------
                                                  Steven A. Lurus
                                           Principal Accounting Officer