Form 10-Q
period 1997-09-30
METRO INFORMATION SERVICES INC
filed 1997-11-05
CIK 1026965

-------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                  SEPTEMBER 30, 1997

                           COMMISSION FILE NO.:  000-22035


                           METRO INFORMATION SERVICES, INC.
                (Exact name of registrant as specified in its charter)

        VIRGINIA                                           54-1112301
(State of incorporation)               (I.R.S. Employer Identification Number)

POST OFFICE BOX 8888, VIRGINIA BEACH, VIRGINIA                       23450
(Address of principal executive office)                        (Zip Code)

                                    (757) 486-1900
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

     As of October 31, 1997, the registrant had issued and outstanding 14,810,000 shares of Common Stock, $.01 par value.

-------------------------------------------------------------------------------

                           METRO INFORMATION SERVICES, INC.
                                      FORM 10-Q

                                  Table of Contents

                                                                     Page
                                                                     Number
                                                                     ------
PART I.       FINANCIAL INFORMATION:

 ITEM 1.      Balance Sheets as of
              December 31, 1996 and September 30, 1997 (unaudited)         3

              Statements of Income for the Three Months and
              Nine Months Ended September 30, 1996 and 1997 (unaudited)    4

              Statements of Cash Flows for the
              Nine Months Ended September 30, 1996 and 1997 (unaudited)    5

              Statements of Changes in
              Redeemable Common Stock And Shareholders' Equity for the Nine
              Months Ended September 30, 1997 (unaudited)                  6

              Notes to Financial Statements (unaudited)                    7

  ITEM 2.     Management's Discussion and Analysis
              of Financial Condition and Results of Operations             9

PART II.       OTHER INFORMATION                                          16

SIGNATURES                                                                18

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

                        METRO INFORMATION SERVICES, INC.
                                 BALANCE SHEETS

                                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                                         1996           1997
                                                                                      ------------  -------------
                                                                                                      (UNAUDITED)
                                                                                             IN THOUSANDS
ASSETS

Current assets:
  Cash and cash equivalents.........................................................   $      157     $  19,459
  Accounts receivable, net..........................................................       16,666        24,337
  Prepaid expenses..................................................................          112           331
  Deferred income taxes (Note 4)....................................................       --               833
                                                                                      ------------  -------------
    Total current assets............................................................       16,935        44,960
Property and equipment, net.........................................................        4,070         5,061
Other assets (Note 2)...............................................................          567         4,225
                                                                                      ------------  -------------
    Total assets....................................................................   $   21,572     $  54,246
                                                                                      ------------  -------------
                                                                                      ------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Line of credit facilities.........................................................   $    2,547     $  --
  Accounts payable..................................................................        1,146         2,315
  Accrued compensation and benefits.................................................        6,874         9,296
                                                                                      ------------  -------------
    Total current liabilities.......................................................       10,567        11,611
Deferred income taxes (Note 4)......................................................       --               604
                                                                                      ------------  -------------
    Total liabilities...............................................................       10,567        12,215
                                                                                      ------------  -------------
Redeemable common stock.............................................................        2,651        --
Shareholders' equity
  Preferred stock, $0.01 par value; authorized 1,000,000 shares; none issued and
    outstanding.....................................................................       --            --
  Common stock, $0.01 par value, authorized 50,000,000 shares; issued and outstanding 8,768,239 shares at December 31, 1996, 14,810,000 shares at
    September 30, 1997 (Note 5).....................................................           88           148
  Paid in capital...................................................................       --            35,901
  Retained earnings.................................................................        8,266         5,982
                                                                                      ------------  -------------
    Total shareholders' equity......................................................        8,354        42,031
                                                                                      ------------  -------------
      Total liabilities and shareholders' equity..................................   $     21,572     $  54,246
                                                                                      ------------  -------------
                                                                                      ------------  -------------

                 See accompanying notes to financial statements

                        METRO INFORMATION SERVICES, INC.

                        STATEMENTS OF INCOME (UNAUDITED)

                                                                           THREE MONTHS           NINE MONTHS
                                                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                       --------------------  ---------------------
                                                                         1996       1997       1996        1997
                                                                       ---------  ---------  ---------  ----------

                                                                           IN THOUSANDS, EXCEPT PER SHARE DATA
Revenue..............................................................  $  29,142  $  40,569  $  83,282  $  109,498
Cost of revenue......................................................     20,325     27,989     58,287      76,350
                                                                       ---------  ---------  ---------  ----------
    Gross profit.....................................................      8,817     12,580     24,995      33,148
                                                                       ---------  ---------  ---------  ----------
Selling, general and administrative expenses.........................      6,187      7,944     17,664      21,869
Depreciation and amortization expense................................        199        322        545         815
                                                                       ---------  ---------  ---------  ----------
    Total operating expenses.........................................      6,386      8,266     18,209      22,684
                                                                       ---------  ---------  ---------  ----------
    Operating income.................................................      2,431      4,314      6,786      10,464
                                                                       ---------  ---------  ---------  ----------
Interest income......................................................         10        195         43         560
Interest expense.....................................................        (70)        (4)      (252)        (40)
                                                                       ---------  ---------  ---------  ----------
    Net interest income (expense)....................................        (60)       191       (209)        520
                                                                       ---------  ---------  ---------  ----------
    Income before income taxes.......................................      2,371      4,505      6,577      10,984
Income taxes (Note 4)................................................         --      1,802         --       4,269
                                                                       ---------  ---------  ---------  ----------
    Net income (Note 4)..............................................  $   2,371  $   2,703  $   6,577  $    6,715
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------
Pro forma income data:
    Income before income taxes.......................................  $   2,371  $   4,505  $   6,577  $   10,984
    Provision for income taxes.......................................        948      1,802      2,631       4,269
                                                                       ---------  ---------  ---------  ----------
    Net income.......................................................  $   1,423  $   2,703  $   3,946  $    6,715
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------
Net income per share (Note 4)........................................  $    0.11  $    0.18  $    0.31  $     0.46
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------
Weighted average number of shares of common stock and common stock
  equivalents outstanding............................................     12,862     14,800     12,849      14,544
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------

                 See accompanying notes to financial statements

                        METRO INFORMATION SERVICES, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS
                                                                          ENDED SEPTEMBER 30
                                                                  ------------------------------
                                                                    1996               1997
                                                                  ---------          --------
  Cash flows from operating activities:
    Net income..................................................  $ 6,576,577      $ 6,715,060
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization--cost of revenue............       --               21,213
      Depreciation and amortization--selling, general &
        administrative expenses.................................      545,340          815,271
      Net loss on sale of property and equipment................       10,812           35,983
      Deferred taxes............................................       --             (228,994)
      Changes in operating assets and liabilities increasing
        (decreasing) cash, net of the effects of acquisitions:
        Accounts receivable.....................................   (3,040,495)      (7,403,998)
        Prepaid expenses........................................      (74,359)        (219,033)
        Accounts payable........................................      292,340        1,087,884
        Accrued compensation and benefits.......................    2,269,403        2,394,601
                                                                  -----------      -----------
          Net cash provided by operating activities.............    6,579,618         3,217,987
                                                                  -----------      -----------
Cash flows from investing activities:
    Acquisition of property and equipment.......................   (1,698,347)      (1,750,903)
    Acquisition of businesses, net of cash acquired.............       --           (4,352,920)
    Proceeds from sale of property and equipment................        8,368           14,193
    Increase in other assets....................................      (90,169)         (62,542)
                                                                  -----------        -----------
          Net cash used in investing activities.................   (1,780,148)      (6,152,172)
                                                                  -----------       -----------
Cash flows from financing activities:
    Net repayments under line of credit.........................   (2,649,977)      (2,547,388)
    Decrease in other assets related to issuance of
     2,300,000 shares...........................................       --              471,849
    Proceeds from issuance of redeemable common stock...........      476,595           --
    Proceeds from issuance of 2,300,000 shares..................       --           33,143,634
    Proceeds from issuance of 10,000 shares to Employee Stock
     Purchase Plan...............................................      --              167,350
    Distributions to shareholders...............................   (3,249,240)      (9,000,000)
    Advances on notes receivable--related parties...............     (125,000)          --
    Repayment of notes receivable--related parties..............      755,260           --
                                                                  -----------        -----------
          Net cash provided (used) by financing activities......   (4,792,362)      22,235,445
                                                                  -----------      -----------
Net increase in cash and cash equivalents.......................        7,108       19,301,260
Cash and cash equivalents at beginning of period................      116,835          157,372
                                                                  -----------      -----------
Cash and cash equivalents at end of period......................  $   123,943     $ 19,458,632
                                                                  -----------     ------------
                                                                  -----------     ------------
Supplemental disclosure of cash flow information -
    Cash paid for interest......................................  $   252,063     $     40,589
                                                                  -----------     ------------
                                                                  -----------     ------------
    Cash paid for income taxes..................................  $    --         $  4,307,557
                                                                  -----------     ------------
                                                                  -----------     ------------

                See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.

  STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                 SHAREHOLDERS' EQUITY
                                               REDEEMABLE        -------------------------------------------------------
                                              COMMON STOCK           COMMON STOCK
                                          ---------------------  --------------------   PAID IN    RETAINED
                                           SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL    EARNINGS        TOTAL
                                          ---------  ----------  ---------  ---------  ----------  ---------     ----------
Balance as of December 31, 1996.........  3,731,761  $2,650,893  8,768,239  $  87,682  $   --      $8,266,480   $8,354,162
Release of redemption feature on
  redeemable common stock............... (3,731,761) (2,650,893) 3,731,761     37,318   2,613,575      --        2,650,893
Distributions paid......................     --          --         --         --          --      (9,000,000)  (9,000,000)
Net proceeds from issuance of 2,300,000
  shares of common stock................     --          --      2,300,000     23,000  33,120,634      --       33,143,634
Net proceeds from issuance of 10,000
  shares of common stock to Employee
  Stock Purchase Plan...................     --          --         10,000        100     167,250      --          167,350
Net income..............................     --          --         --         --          --       6,715,060    6,715,060
                                          ---------  ----------  ---------  ---------  ----------  ----------    ---------
Balance as of September 30, 1997........     --      $   --     14,810,000  $ 148,100 $35,901,459  $5,981,540  $42,031,099
                                          ---------  ----------  ---------  ---------  ----------   ---------   ----------
                                          ---------  ----------  ---------  ---------  ----------   ---------   ----------

                See accompanying notes to financial statements.

                           METRO INFORMATION SERVICES, INC.
                            Notes to Financial Statements
                                      (unaudited)

1.  Basis of Presentation

    The information presented for September 30, 1996 and 1997, and for the three-month and nine-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1997 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 1996 and 1997. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035) and in conjunction with the Company's Registration Statement on Form S-1 (Registration No. 33-16585) declared effective by the Commission on January 29, 1997. Certain 1996 amounts have been reclassified for comparability with the 1997 financial statement presentation.

    Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

2.  Acquisitions

    On July 1, 1997, the Company completed the acquisition of two information services technology companies using a portion of the proceeds from the Company's initial public offering completed in January 1997. The Company acquired the business operations of Data Systems Technology, Inc. (DST), which had offices in Columbia and Greensboro, South Carolina, for $133,930 with up to an additional $366,070 contingency payment due in the third quarter of 1998, assuming certain operating income targets are attained by the acquired business. The Company also acquired the business operations of Kansas City-based J2, Inc. d.b.a. DP Career Associates (DPCA), for $3.9 million with up to an additional $1.3 million contingency payment due in the first quarter of 1998, assuming certain gross profit targets are attained by
the acquired business.   Each acquisition is accounted for as a purchase. In
connection with these acquisitions, the Company recorded approximately $4,096,000 of goodwill which is being amortized on a straight-line basis over 30 years.

3.  Goodwill

    Goodwill represents the excess of cost over fair value of net tangible assets acquired through acquisitions and is amortized on a straight-line basis over its estimated useful life, generally 30 years. Management periodically assesses whether there has been a permanent impairment in the value of goodwill. The amount of such impairment is determined by comparing anticipated undiscounted future cash flows to the carrying value of the related goodwill.

4.  Income Taxes and Pro Forma Income Taxes

    Before January 1, 1997, the Company, with the consent of its shareholders, was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that, in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, pro forma income taxes shown for periods ending in 1996 represent the estimated amount of income taxes the Company would have reported had the Company been a C Corporation for that period taxable at an assumed effective tax rate of 40%.

    Effective January 1, 1997, the Company terminated its S Corporation election and became a C Corporation subject to corporate income taxes. The cumulative effect of this change, through September 30, 1997, is to reduce income taxes appearing on the Statement of Income for the nine months ended September 30, 1997 by $125,000 and create a current deferred tax asset and a long-term deferred tax liability. The balances of the deferred tax accounts relate primarily to differences in the timing of deductions of health care claims reserves, vacation liabilities, depreciation and amortization for financial statement and tax purposes.

5.  Initial Public Offering

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

6.  Credit Facilities

    On June 29, 1997, the Company completed an expansion and extension of its credit facilities to $39,900,000. The facilities are provided in equal amounts by three banks and have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time interest only is payable monthly.
Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. At September 30, 1997, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate which at September 30, 1997 would have ranged from 6.0% to 6.6%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

    The credit facilities include several covenants requiring the maintenance of certain tangible net worth and debt service coverage ratios and imposing limits on incurring additional indebtedness. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes.

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

                                       Overview

    Metro Information Services, Inc. ("Metro" or the "Company") provides a wide range of information technology ("IT") consulting and custom software development services through 29 offices in the United States and Puerto Rico. The Company's more than 1,640 consultants, 65% of whom are salaried, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, VisualBasic and C++ applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

    Metro's clients operate in a wide variety of industries including communications, distribution, financial services, health care, information technology, manufacturing and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended September 30, 1997, the Company performed IT services for 376 clients (excluding clients that generated less than $25,000 in revenue during such period).

    Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients. Between September 30, 1996 and September 30, 1997, the number of full time consultants grew from 1,266 to 1,644, including consultants gained through acquisitions. In addition, over the same period, the Company increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants.

    The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

                                Results of Operations

    For purposes of the following discussion, a mature office is an office that was owned by the Company for at least 12 months at the beginning of the earlier period being compared and a new office is an office opened or acquired thereafter.

    Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

    Revenue. Revenue increased $11.5 million, or 39.2%, to $40.6 million for the three months ended September 30, 1997 from $29.1 million for the three months ended September 30, 1996. This increase is primarily a result of increased billings to existing clients, the addition of new clients (including clients gained through acquisitions) and increased billing rates charged for the Company's consultants.

    Cost of revenue. Cost of revenue increased $7.7 million, or 37.7%, to $28.0 million for the three months ended September 30, 1997 from $20.3 million for the three months ended September 30, 1996. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue decreased to 69.0% for the three months ended September 30, 1997 from 69.7% for the three months ended September 30, 1996 primarily because the costs of certain fringe benefits grew more slowly during the quarter.

    Gross profit.   Gross profit increased $3.8 million, or 42.7%, to $12.6
million for the three months ended September 30, 1997 from $8.8 million for the three months ended September 30, 1996. As a percentage of revenue, gross profit increased to 31.0% for the three months ended September 30, 1997 from 30.3% for the three months ended September 30, 1996.

    Selling, general and administrative expenses.   Selling, general and
administrative expenses increased $1.7 million, or 28.4%, to $7.9 million for the three months ended September 30, 1997 from $6.2 million for the three months ended September 30, 1996. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 19.6% for the three months ended September 30, 1997 from 21.3% for the three months ended September 30, 1996.

    Depreciation and amortization expense. Depreciation and amortization expense increased $123,000, or 61.8%, to $322,000 for the three months ended September 30, 1997 from $199,000 for the three months ended September 30, 1996. This increase is primarily attributable to depreciation on new computer equipment and software and, to a lesser extent, amortization of goodwill related to the Company's recent acquisitions. As a percentage of revenue, depreciation and amortization expense increased to 0.8% for the three months ended September 30, 1997 from 0.7% for the three months ended September 30, 1996.

    Operating income. Operating income increased $1.9 million, or 77.5%, to $4.3 million for the three months ended September 30, 1997 from $2.4 million for the three months ended September 30, 1996. As a percentage of revenue, operating income increased to 10.6% for the three months ended September 30, 1997 from 8.3% for the three months ended September 30, 1996. The improvement in operating income margin is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

    Net interest income (expense).   Net interest income (expense) increased
by $251,000 to $191,000 of interest income for the three months ended September 30, 1997 from $60,000 of interest expense for the three months ended September 30, 1996. This change reflects a decrease in the average level of borrowings during the period and investment of a portion of the proceeds of the Company's January 1997 initial public offering of common stock in interest bearing instruments.

    Income before income taxes. Income before income taxes increased $2.1 million, or 90.0%, to $4.5 million for the three months ended September 30, 1997 from $2.4 million for the three months ended September 30, 1996. As a percentage of revenue, income before income taxes increased to 11.1% for the three months ended September 30, 1997 from 8.1% for the three months ended September 30, 1996.

    Income taxes. In 1996, the Company was an S Corporation for federal and certain state income tax purposes. The income statement for the three months ended September 30, 1996 includes a pro forma provision for income taxes as if the Company was subject to federal and state income taxes at an assumed effective rate of 40%. The Company's effective tax rate for the three months ended September 30, 1997 was 40.0%. Income taxes increased $854,000 or 90.1%, to $1.8 million for the three months ended September 30, 1997 from pro forma income taxes of $948,000 for the three months ended September 30, 1996. As a percentage of revenue, income taxes increased to 4.4% for the three months ended September 30, 1997 from the proforma amount of 3.2% for the three months ended September 30, 1996.

    Net Income. Net income increased $1.3 million, or 90.0%, to $2.7 million for the three months ended September 30, 1997 from pro forma net income of $1.4 million for the three months ended September 30, 1996. As a percentage of revenue, net income increased to 6.7% for the three months ended September 30, 1997 from the pro forma amount of 4.9% for the three months ended September 30, 1996.

    Earnings Per Share. Earnings per share increased $0.07, or 63.6%, to $0.18 for the three months ended September 30, 1997 from pro forma earnings per share of $0.11 for the three months ended September 30, 1996.

    Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

    Revenue. Revenue increased $26.2 million, or 31.5%, to $109.5 million for the nine months ended September 30, 1997 from $83.3 million for the nine months ended September 30, 1996. This increase is primarily a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants. As of September 30, 1997, compared to September 30, 1996, the total number of full-time consultants increased to 1,644 from 1,266, respectively, and clients (excluding clients that generated less than $25,000 in revenue during each preceding 12-month period) increased to 376 from 303, respectively. Revenue from the Company's sixteen mature offices increased $17.2 million, or 21.8%, from the earlier period and the thirteen new offices (including two acquired offices) accounted for the remaining $9.0 million increase in revenue.

    Cost of revenue. Cost of revenue increased $18.1 million, or 31.0%, to $76.4 million for the nine months ended September 30, 1997 from $58.3 million for the nine months ended September 30, 1996. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue decreased to 69.7% for the nine months ended September 30, 1997 from 70.0% for the nine months ended September 30, 1996 primarily because of bill rates increasing faster than pay rates during the period.

    Gross profit. Gross profit increased $8.1 million, or 32.6%, to $33.1 million for the nine months ended September 30, 1997 from $25.0 million for the nine months ended September 30, 1996. As a percentage of revenue, gross profit increased to 30.3% for the nine months ended September 30, 1997 from 30.0% for the nine months ended September 30, 1996.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.2 million, or 23.8%, to $21.9 million for the nine months ended September 30, 1997 from $17.7 million for the nine months ended September 30, 1996. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 20.0% for the nine months ended September 30, 1997 from 21.2% for the nine months ended September 30, 1996.

    Depreciation and amortization expense. Depreciation and amortization expense increased $270,000, or 49.5%, to $815,000 for the nine months ended September 30, 1997 from $545,000 for the nine months ended September 30, 1996. This increase is primarily attributable to depreciation on new computer equipment and software and, to a lesser extent, amortization of goodwill related to the Company's recent acquisitions. As a percentage of revenue, depreciation and amortization expense remained constant at 0.7% for the nine month periods ended September 30, 1997 and 1996.

    Operating income. Operating income increased $3.7 million, or 54.2%, to $10.5 million for the nine months ended September 30, 1997 from $6.8 million for the nine months ended September 30, 1996. As a percentage of revenue, operating income increased to 9.6% for the nine months ended September 30, 1997 from 8.1% for the nine months ended September 30, 1996. The improvement in operating income margin is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

    Net interest income (expense). Net interest income (expense) increased by $729,000 to $520,000 of interest income for the nine months ended September 30, 1997 from $209,000 of interest expense for the nine months ended September 30, 1996. This change reflects a decrease in the average level of borrowings during the period and investment of a portion of the proceeds of the Company's January 1997 initial public offering of common stock in interest bearing instruments.

    Income before income taxes.   Income before income taxes increased $4.4
million, or 67.0%, to $11.0 million for the nine months ended September 30, 1997 from $6.6 million for the nine months ended September 30, 1996. As a percentage of revenue, income before income taxes increased to 10.0% for the nine months ended September 30, 1997 from 7.9% for the nine months ended September 30, 1996.

    Income taxes. In 1996, the Company was an S Corporation for federal and certain state income tax purposes. The income statement for the nine months ended September 30, 1996 includes a pro forma provision for income taxes as if the Company was subject to federal and state income taxes at an assumed effective rate of 40%. The Company's effective tax rate for the nine months ended September 30, 1997 was 38.9%. Income taxes increased $1,638,000, or 62.3%, to $4.3 million for the nine months ended September 30, 1997 from the pro forma income taxes of $2.6 million for the nine months ended September 30, 1996. As a percentage of revenue, income taxes increased to 3.9% for the nine months ended September 30, 1997 from the pro forma amount of 3.2% for the nine months ended September 30, 1996. Income taxes for the nine months ended September 30, 1997 include a one-time reduction in income tax expense of $125,000 which represents the cumulative effect of the Company converting from a S Corporation to a C Corporation effective January 1, 1997. Excluding the $125,000 one-time reduction in income taxes, income taxes for the nine months ended September 30, 1997 would have increased $1,763,000, or 67.0%, to $4.4 million. Excluding the $125,000 one-time reduction in income taxes, as a percentage of revenue, income taxes would have increased to 4.0% for the nine months ended September 30, 1997 from the pro forma amount of 3.2% for the nine months ended September 30, 1996.

    Net Income.   Net income increased $2.8 million, or 70.2%, to $6.7
million for the nine months ended September 30, 1997 from pro forma net income of $3.9 million for the nine months ended September 30, 1996. As a percentage of revenue, net income increased to 6.1% for the nine months ended September 30, 1997 from the pro forma amount of 4.7% for the nine months ended September 30, 1996.

    Earnings Per Share. Earnings per share increased $0.15, or 48.4%, to $0.46 for the nine months ended September 30, 1997 from pro forma earnings per share of $0.31 for the nine months ended September 30, 1996. Excluding the $125,000 one time credit described under 'Income taxes' above, earnings per share for the nine months ended September 30, 1997 would have increased $0.14, or 45.2%, to $0.45.

The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

                                          Percentage of Revenue
                             -------------------------------------------------
                             Three Months Ended            Nine Months Ended
                                September 30,                 September 30,
                             --------------------          -------------------
                                 1996   1997                   1996   1997
                                 ----   ----                   ----   ----

Revenue                         100.0%   100.0%               100.0%   100.0%

Cost of revenue                  69.7     69.0                 70.0     69.7
                                -------  ------              -------- -------

Gross profit                     30.3     31.0                 30.0     30.3
                                ------   ------               -------  ------

Selling, general and             21.3     19.6                 21.2     20.0
administrative expenses

Depreciation and                  0.7      0.8                  0.7      0.7
amortization expense            ------  ------                ------   ------

Total operating expenses         22.0     20.4                 21.9     20.7
                                ------  ------                ------    ------

Operating income                  8.3     10.6                  8.1      9.6

Net interest income (expense)    (0.2)     0.5                 (0.2)     0.4
                                -------  ------               ------    ------

Income before income taxes        8.1     11.1                  7.9      10.0

Pro forma provision for           3.2      4.4                  3.2       3.9
income taxes(1)                  ------   ------               ------    ------

Pro forma net income(1)           4.9%     6.7%                 4.7%      6.1%
                                 ------   ------               ------     ----
                                 ------   ------               ------     ----


                                            Percentage Change
                                             1997 over 1996
                                  ---------------------------------------
                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  -------------------  ------------------

Revenue                                  39.2%                31.5%

Cost of revenue                          37.7%                31.0%

Gross profit                             42.7%                32.6%

Selling, general and                     28.4%                23.8%
administrative expenses

Depreciation and amortization            61.8%                49.5%
expense

Total operating expenses                 29.4%                24.6%

Operating income                         77.5%                54.2%

Net interest income (expense)(2)          N/M                   N/M

Income before income taxes               90.0%                 67.0%

Pro forma provision for income           90.1%                 62.3%
taxes(1)

Pro forma net income(1)                  90.0%                 70.2%

------------------------
 (1) For 1996, the Company was an S corporation for federal and certain state income tax purposes. The pro forma provision for income taxes for 1996 reflects a provision for income taxes as if the Company were a C corporation for all income tax purposes during such period, at an assumed effective tax rate of 40%.

(2)    N/M - Not Meaningful.

Selected Quarterly Results and Seasonality

    The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended September 30, 1997, both in dollars and as a percentage of revenue. This information was derived from the unaudited financial statements of the Company which, in the opinion of management, were prepared on the same basis as the financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                       Gross Profit       Operating Income
                                      ----------------    ----------------
                                               % of                  % of
Statements of Income Data   Revenue   Amount   Revenue     Amount   Revenue
-------------------------   -------   ------   -------     ------   -------
1994:                                  (Dollars in thousands)

September                     17,787   5,487     30.8        1,672     9.4

December                      18,101   5,382     29.7        1,559     8.6

1995:

March                         19,760   5,732     29.0        1,422     7.2

June                          20,695   6,195     29.9        1,683     8.1

September                     21,881   6,117     28.0        1,428     6.5

December                      23,568   6,786     28.8          790(1)  3.4(1)

1996:

March                         26,328   7,726     29.3         2,107    8.0

June                          27,812   8,452     30.4         2,248    8.1

September                     29,142   8,817     30.3         2,431    8.3

December                      30,681   9,216     30.0         2,314    7.5

1997:

March                         33,045   9,727     29.4         2,741    8.3

June                          35,883  10,841     30.2         3,409    9.5

September                     40,569  12,580     31.0         4,314   10.6

------------------

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

                           Liquidity and Capital Resources

    In January 1997, the Company completed an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. Of the 3,100,000 shares, 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company were approximately $33,144,000. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. During the third quarter of 1997, the Company used $4,352,920 of the proceeds from the initial public offering for the acquisitions of Data Systems Technology, Inc. and DP Career Associates described above.

    On September 30, 1997, the Company made its first sale of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan and sold 10,000 shares for an aggregate purchase price of $167,350.

    The Company funded its operations primarily from cash generated by operations and, to a lesser extent, from borrowings under the Company's revolving credit facilities. Net cash provided by operations was $3,218,000 for the nine months ended September 30, 1997 and consisted primarily of net income of $6,715,000 and, excluding the effects of acquisitions, operations related increases in accounts receivable of $7,404,000, accounts payable of $1,088,000, and accrued compensation and benefits of $2,395,000. The increases in accounts receivable, accounts payable, and accrued compensation and benefits are primarily due to the revenue growth experienced in the first nine months of 1997. The Company's working capital was $33,349,000 at September 30, 1997 compared to $6,369,000 at December 31, 1996.

    The Company has $39,900,000 of credit facilities provided in equal amounts by three banks. The facilities have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. At September 30, 1997, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate and, if any borrowings were outstanding under the facilities at September 30, 1997, they would have borne interest rates ranging from 6% to 6.6%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on
the unused portion of the facilities.   The facilities are collateralized by
accounts receivable of the Company.

    The credit facilities include several covenants requiring the maintenance of certain tangible net worth and debt service coverage ratios and imposing limits on incurring additional debt. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes.

Recent Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which revised the calculation of earnings per share for publicly held companies in certain situations. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. In the opinion of management, SFAS No. 128 is not expected to have a material impact on the Company's calculation of earnings per share.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. In the opinion of management, SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d ) Use of proceeds from registered securities:

The effective date of the Company's Securities Act registration statement was January 29, 1997. The Commission file number is 000-22035. Between the effective date and September 30, 1997, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

------------------------------------------------------------------------------------------------------------------------
Direct or indirect           As previously reported         Additional expenses           Expenses incurred to
payments to others:           on Form SR for period         incurred through              date as of September 30,
                              ending April 30, 1997         September 30, 1997                     1997
------------------------------------------------------------------------------------------------------------------------
Underwriting discounts
and commissions                   $2,576,000                        $-                          $2,576,000
------------------------------------------------------------------------------------------------------------------------
Other expenses                     1,061,265                          19,101                     1,080,366
------------------------------------------------------------------------------------------------------------------------
Total expenses                    $3,637,265                         $19,101                    $3,656,366
------------------------------------------------------------------------------------------------------------------------
                                                                Net offering proceeds after
                                                                total expenses above           $33,143,634
                                                                                             ---------------------
                                                                                             ---------------------


Between the effective date and September 30, 1997, the net offering proceeds of $33,143,634 were used for the following purposes:

------------------------------------------------------------------------------------------------------------------------
Direct or indirect payments     As previously reported       Changes in use of proceeds       Use of proceeds through
         to others:             on Form SR for period                                            September 30, 1997
                                ending April 30, 1997
------------------------------------------------------------------------------------------------------------------------
Acquisition of other                $-                               $4,352,920                      $4,352,920
businesses
------------------------------------------------------------------------------------------------------------------------
Repayment of
indebtedness                        $11,962,829                      $-                              $11,962,829
------------------------------------------------------------------------------------------------------------------------
Temporary investments:
------------------------------------------------------------------------------------------------------------------------
Municipal Bonds                     $18,186,039                      $(1,358,154)                    $16,827,885
------------------------------------------------------------------------------------------------------------------------
Money Market Account                $3,013,867                       $(3,013,867)                    $-
------------------------------------------------------------------------------------------------------------------------
                                                                     Total use of proceeds           $33,143,634
                                                                                                     ----------------
                                                                                                     ----------------

The use of proceeds does not represent a material change in the use of proceeds described in the prospectus. There have been no other changes to the information which was provided by the Company on Form SR for the period ending April 30, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K:

              ( i )    11 Computation of pro forma earnings per share
              ( ii )   27 Financial Data Schedule


          (b)   Reports on Form 8-K:

              ( i )     Report dated July 11, 1997 reporting the acquisition of
                        the assets of Data Systems  Technology, Inc.
              ( ii )    Report dated July 11, 1997 reporting the acquisition of
                        the assets of J2, Inc. d/b/a DP Career Associates.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 5th day of November, 1997.

                             Metro Information Services, Inc.

                             By /s/ John H. Fain
                             -----------------------------------
                                  John H. Fain
                             President and Principal Executive Officer

                             By /s/ Robert J. Eveleigh
                             -----------------------------------
                             Robert J. Eveleigh
                             Principal Financial Officer

                             By /s/ Steven A. Lurus
                             ------------------------------------
                             Steven A. Lurus
                             Principal Accounting Officer


EXHIBIT 11

                                     METRO INFORMATION SERVICES, INC.
                              COMPUTATION OF PRO FORMA EARNINGS PER SHARE (1)

                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        September 30,                September 30,
                                                      -------------------         -------------------
                                                       1996          1997           1996          1997
                                                       ----          ----           ----          ----

SHARES (2)

Average outstanding during the period (3)            12,187,851     14,800,000     12,187,851    14,544,444


Add: Incremental shares related to stock issued
    within the year preceding the Company's
    initial public offering under the treasury
    stock method using the offering price of
    $16 per share (4)                                    312,149         _             298,911           _

Add: The number of shares obtained by dividing
    the amount by which the distributions
    during the period exceeded earnings for
    the period, by the offering price of $16
    per share (5)                                        362,152         _             362,152           _

Add: Incremental average shares outstanding
    during the period related to shares
    issued under the Employee Stock
    Purchase Plan (6)                                       _               109              _            37


Number of shares on which published earnings
 per share is based                                    12,862,152     14,800,109     12,848,914    14,544,481
                                                       ----------     ----------     ----------    ----------
                                                       ----------     ----------     ----------    ----------


EARNINGS

Pro forma net income applicable to common
 shareholders                                         $ 1,423,000    $ 2,703,000     $ 3,946,000     $ 6,715,000
                                                      ------------   -----------     ------------    ------------
                                                      ------------   -----------     ------------    ------------
Pro Forma Earnings Per Share                          $       0.11    $     0.18     $      0.31     $      0.46
                                                      ------------    ----------     ------------    ------------
                                                      ------------   -----------     ------------    ------------

----------------------
(1) There is no difference between primary and fully-diluted earnings per share. Therefore, only primary earnings and related per share data are presented.

(2) All share amounts give effect to the 3,507.2952 for 1 stock split effected in the form of a stock dividend before the Company's January 29,1997 initial public offering.

(3) Average shares outstanding for the nine-month period ended September 30, 1997 are calculated based on 12,500,000 shares outstanding for the first month of the nine-month period and 14,800,000 thereafter. This calculation excludes the 10,000 shares issued on September 30, 1997 (See note 6).

(4) Gives effect to 312,149 shares issued May 1, 1996, as if they were outstanding for all periods, using the treasury stock method.

(5) Includes $9,000,000 of S corporation earnings distributed before the completion of the Company's initial public offering.

(6) Gives effect to the 10,000 shares issued September 30, 1997 under the Metro Information Services, Inc. Employee Stock Purchase Plan.