Form 10-K
period 1997-12-31
METRO INFORMATION SERVICES INC
filed 1998-02-27
CIK 1026965

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1997

                        COMMISSION FILE NO.: 000-22035

                        METRO INFORMATION SERVICES, INC.
            (Exact name of registrant as specified in its charter)


       VIRGINIA                                                54-1112301
(State of incorporation)                                       (I.R.S. employer identification number)

POST OFFICE BOX 8888 VIRGINIA BEACH, VIRGINIA                  23450
(Address of principal executive office)                        (Zip code)

Registrant's telephone number, including area code:            (757) 486-1900

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:    COMMON STOCK, $0.01 PAR VALUE


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES /X/  NO / /

    The aggregate market value of the registrant's Common Stock held by non-affiliates as of January 30, 1998 was approximately $182 million, based on the average of the high and low prices of the registrant's Common Stock on The Nasdaq Stock Market on such date.

    As of January 30, 1998, the registrant had issued and outstanding 14,821,704 shares of Common Stock, $0.01 par value.

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        METRO INFORMATION SERVICES, INC.
                                1997 FORM 10-K
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                            ---------
PART I

         Item 1.  Business.................................................................................       3
         Item 2.  Properties...............................................................................      10
         Item 3.  Legal Proceedings........................................................................      10
         Item 4.  Submission of Matters to a Vote of Security Holders......................................      11
         Executive Officers of the Registrant..............................................................      11

PART II

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................      12
         Item 6.  Selected Financial Data..................................................................      14
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....      15
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk...............................      25
         Item 8.  Financial Statements and Supplementary Data..............................................      26
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....      41

PART III

         Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial
                    Ownership Reporting Compliance.........................................................      41
         Item 11. Executive Compensation...................................................................      41
         Item 12. Security Ownership of Certain Beneficial Owners and Management...........................      45
         Item 13. Certain Relationships and Related Transactions...........................................      46

PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................      47

PART I

ITEM 1. BUSINESS

    This Report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Report that are not statements of historical fact are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Associated with Future Operations" among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Report and those presented elsewhere by management from time to time. Please refer to the cautionary statement that appears at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

DESCRIPTION OF THE BUSINESS

    Metro Information Services, Inc. ("Metro" or the "Company") was incorporated July 1, 1979 in Virginia. The Company's headquarters is located in Virginia Beach, Virginia.

    Metro provides a wide range of information technology ("IT") consulting and custom software development services through 30 offices in the United States and Puerto Rico. The Company's more than 1,700 consultants, approximately 66% of whom are salaried, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, Visual Basic and C++ applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

DEVELOPMENT OF THE BUSINESS

    Over the last five years Metro has experienced continual growth. On December 31, 1992, the Company had 14 offices and 548 full-time consultants. Since December 31, 1992, Metro has grown its revenue at a compound annual growth rate of 28%. This growth was aided by a strong economy, increased use of and reliance on IT, significant changes in computer technologies, the migration from centralized mainframe computer systems to distributed client/server environments and a trend among corporate America towards outsourcing IT services due to the shortage of in-house expertise and resources to address the variety and complexity of IT projects. During the last three years, the Company accelerated its rate of new office openings from one office per year to as many as four offices per year. The Company also invested heavily in computerized systems custom designed for Metro's approach to the IT services industry and communications systems to enhance the flow of information within the Company. On July 1, 1997, Metro completed its first acquisitions, adding offices in Columbia, South Carolina and Kansas City, Missouri. At the end of 1997, the Company had grown to 29 offices located in 15 states and Puerto Rico and more than 1,700 full-time consultants. The Company opened its 30th office in January 1998.

    Metro was a privately-owned company until January 29, 1997, when the Company consummated an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. In the offering, 2,300,000 shares were issued by the Company and 800,000 shares were sold by a shareholder of the Company. On February 3, 1997, the several underwriters of the initial public offering exercised their over-allotment option, purchasing 465,000 shares of Common Stock from several other shareholders of the Company at a price of $16.00 per share. The net proceeds to the Company from the offering were $33,144,000. In connection with the public offering, the Company terminated its S corporation election resulting in the Company becoming fully subject to federal and state income taxes effective January 1, 1997. On January 20, 1997, the Company distributed $9,000,000 to its shareholders, approximating the estimated aggregate undistributed amount of income on which the Company's shareholders were required to pay income taxes for tax years 1987 through 1996.

    The Company's shares are listed on The Nasdaq Stock Market under the symbol "MISI."

INDUSTRY OVERVIEW

    Rapid technological advances have accelerated the growth of the IT industry in recent years. These advances include more powerful and less expensive computer technology, the transition from mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging and software development productivity tools. These advances have expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an important component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems have rendered the development and implementation of such systems increasingly complex. In addition, there is a shortage of IT consultants qualified to support these systems. Accordingly, organizations are turning to IT services firms such as Metro to develop, support and strengthen their internal IT departments and systems. In October 1997, Dataquest, an industry research organization, estimated that in 1996 the size of the IT professional services market in the United States, consisting of consulting services, development and integration services, education and training and management services, was $73 billion. Dataquest estimates that this market will grow at a compound annual rate of 15%, reaching $148 billion by 2001.

BUSINESS STRATEGY

    The key components of the Company's business strategy are:

    ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS. The Company seeks to attract, develop and retain qualified consultants by focusing primarily on IT services, providing leadership and management support through effective and open communication, developing consultants through professional and technical training and education programs, providing challenging project opportunities with significant client responsibility and offering competitive compensation and benefits that recognize the individual needs of each consultant. The Company maintains a proprietary database of current, prospective and former consultants to help it identify and recruit qualified consultants. In addition, the Company's presence in 30 metropolitan markets enhances the Company's ability to match consultants' desired locations and technical abilities with client needs. Metro recognizes that its success can be sustained only through the efforts and quality of its consultants. To this end, management provides responsive technical and professional support, promotes a sense of responsibility and rewards quality performance through numerous incentive programs and awards.

    BUILD LONG-TERM PARTNERSHIPS WITH CLIENTS. The Company's goal is to have its clients view Metro as an extension of their IT departments and as a long-term partner that is able to fulfill their IT services requirements. As a result, the Company emphasizes a partnership approach to its clients, rather than a one-time project or assignment approach. To develop these relationships, the Company spends a significant amount of time and resources tracking and anticipating the needs of its clients. The Company works to maintain close communications with its clients during and at the conclusion of each project with a view to achieving quality results and assessing future opportunities.

    The Company serves clients operating in a wide variety of industries including communications, distribution, retail, financial services, government (state and local only), healthcare, IT services, manufacturing, transportation, leisure and utilities. In 1995, 1996 and 1997, the Company provided IT consultants to approximately 266, 324 and 396 clients, respectively (excluding clients that generated less than $25,000 in revenue during such year). In each of 1995, 1996 and 1997, at least 85% of the Company's revenue came from clients who were clients in the prior year.

    The Company's 10 largest clients by revenue in 1997 had each been a client for over five years, while the Company's three largest clients for 1997 had each been a client for over 10 years. The Company's 10 largest clients accounted for approximately 33.4%, 29.1% and 29.8% of the Company's revenue in 1995, 1996 and 1997, respectively.

The Company's largest client accounted for approximately 6.8%, 6.5% and 5.8% of the Company's revenue in 1995, 1996 and 1997, respectively.

    PROVIDE A WIDE RANGE OF VALUE-ADDED IT SERVICES. The Company's consultants provide a wide range of IT services including planning, managing, building, implementing and maintaining IT systems. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, Visual Basic and C++ applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments. The Company continually seeks to broaden its services in the changing IT market by providing its consultants with exposure to emerging technologies and by hiring consultants with diverse IT backgrounds and skills.

    PROVIDE HIGH-QUALITY, COST-EFFECTIVE SERVICES. The Company is dedicated to providing its clients with the highest possible level of service at what the Company believes is the "best value." The Company believes its experienced consultants and proprietary systems allow the Company to deliver high-quality, on-schedule services to its clients in a cost-effective and efficient manner and that the quality of its services has been a differentiating factor that has helped it successfully expand. The Company's dedication to quality services and client satisfaction has resulted in special recognition from clients. The Company's operating procedures and quality assurance programs are ISO 9002 registered. The Company believes ISO registration, an international standard for quality assurance and consistency in operating procedures, enhances its reputation and helps it achieve preferred vendor status with clients. The Company expects that many potential and existing clients will require evidence of ISO registration in the future.

    LEVERAGE PROPRIETARY SYSTEMS. The Company's internally designed and developed proprietary business systems are used to support and enhance its recruiting, marketing, training, consultant productivity, client scheduling and client servicing processes. For example, Metro's Staff Sourcing Network provides the Company with the ability to identify and hire qualified consultants on a nationwide basis and match their skills and desired work locations with an appropriate office in a time-critical manner. The Company's scheduling system allows it to efficiently manage contract renewals and bill rate increases and anticipate clients' needs for IT consultants and services. These proprietary systems permit timely sharing of information on a Company-wide basis.

GROWTH STRATEGY

    The Company has competed successfully in the rapidly changing IT environment and has capitalized on the growing demand for IT services. The Company's success is evidenced by the fact that the Company's revenue has increased at a compound annual growth rate of 30% over the last 10 years and 28% over the last five years. Revenue grew 33.9% for 1997 compared to 1996. Until July 1, 1997, all of this growth was achieved through internal growth. On July 1, 1997, the Company completed two acquisitions. The Company intends to augment internal growth with selective acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview."

    The Company's growth strategy consists of three primary components:

    DEVELOP AND EXPAND CLIENT BASE. By providing a wide range of high-quality services, the Company has historically expanded the scope of its client relationships through additional assignments and by providing additional services within client organizations. In addition, because many of the Company's clients have offices throughout the United States, the Company strives to leverage these relationships by providing IT services in multiple locations. In addition to increasing sales with existing clients, the Company seeks to develop new client relationships in each office.

    OPEN NEW OFFICES. The Company anticipates that it will open three to five offices annually for the next several years. During 1997, the Company opened four new offices. In January 1998, the Company opened one new office. The Company has developed a national expansion strategy and has successfully replicated its business model in its newly opened offices. Historically, new offices opened by the Company have generally achieved monthly operating income within six to 12 months and cumulative operating income within 18 to 24 months. The Company's office network establishes a local presence in each market and demonstrates its commitment to each local market thereby enhancing its ability to attract skilled, local consultants for local assignments and assignments in its other offices.

    SELECTIVELY ACQUIRE BUSINESSES. The Company's strategy is to supplement its internal growth through selective acquisitions. The Company seeks out "best reputation" IT services firms in new geographic markets to reduce start-up costs and in markets Metro currently serves, provide business synergies and increase market penetration. The Company also considers specialty consulting practices and new IT services that the Company can cross-sell to its existing client base. In identifying potential acquisition candidates, the Company seeks firms with a culture, client base, geographic presence and technical expertise complementary to its own. The Company strives to improve the acquired firm's profitability by implementing the Company's business strategies and proprietary business systems. The Company currently has no agreements, understandings or commitments with respect to any potential acquisitions.

SERVICES

    IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing services arrangements. Substantially all services are billed on a time and materials basis. For 1997, the Company estimates that supplemental IT services accounted for more than 90% and project outsourcing services accounted for less than 10% of the Company's revenue.

    The Company offers IT services in five major service areas: application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. Application systems development and maintenance services include consultant support of projects on all major technology platforms including mainframe, mid-range, client/server, object oriented, network and desktop computing environments. IT architecture and engineering services include the support of major systems foundations and operating systems. Systems consulting services include a variety of strategic business services such as information systems and IT planning. Project outsourcing services include full project services that generally require a higher level of responsibility. General support services include a variety of services such as help desks, call center support, technical training and documentation and technical writing. As of December 31, 1997, approximately 70% of the Company's consultants were working in the application systems development and maintenance services area, 7% in IT architecture and engineering services, 5% in systems consulting services, 4% in project outsourcing services and 14% in general support services. These percentages change daily as consultant assignments change. Due to the variation in bill rates in these service areas, these percentages do not necessarily correspond to the percentage of revenue from each service area. The Company estimates that, on December 31, 1997, approximately 13% of its consultants were involved in providing Year 2000 ("Y2K") related IT services. See, "--Year 2000 Issues."

SALES AND MARKETING

    The Company's marketing objective is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming the preferred provider of IT services. The Company's primary marketing approach is to introduce prospective clients to Metro's capabilities and to learn about prospective clients' IT environments through personal appointments with information systems managers, purchasing or human resources managers and chief information officers. Other sales and marketing methods include client referrals, networking, attending trade shows and alliances with other vendors. The Company divides its sales and marketing effort between new client acquisition and existing client development. At December 31, 1997, the Company employed 20 individuals performing new client acquisition functions and 37 individuals performing client development functions. In addition to the Company's primary marketing approach, the Company also has targeted marketing initiatives for Y2K services, project outsourcing and managed services/vendor on premise IT services.

CLIENT SUPPORT STRUCTURE

    Clients are the focus of the Company's client support structure, which provides each client with "layers of support" from the Company. The first layer of client support is the IT consultants who work at client sites on assignments generally lasting six to 12 months. The next layer of support is each office's Leadership Team which includes: (i) marketing account representatives, (ii) client services coordinators, (iii) professional staff recruiters,

(iv) staff support and training coordinators and (v) a director who leads the office Leadership Team, all of whom are supported by administrative assistants. Most office directors were promoted from within the Company and have an appreciation for the Company's culture. Having a strong core-leadership team that has "grown up" with the Company allows Metro to maintain its focus on supporting consultants and servicing clients.

    The Corporate Support Group furnishes a "layer of support" for the Company's offices through its President and Chief Executive Officer, John H. Fain, Chief Operating Officer, Andrew J. Downing, and Chief Financial
Officer, Robert J. Eveleigh, working in conjunction with the Vice Presidents of Operations ("VPOs") and the Quality Operations, Information Services, Finance and Human Resources Departments. The Corporate Support Group performs as many back office functions as possible at the corporate headquarters to allow the offices to focus primarily on client service and consultant support.

    EXECUTIVE MANAGEMENT. During 1997, the Executive Management Team consisted of Mr. Fain, Mr. Downing, Mr. Eveleigh and three VPOs. In January 1998, the Company increased the number of VPOs to five by promoting two of its office directors. Each VPO typically supports a group of five to 10 offices.

    QUALITY OPERATIONS. The Quality Operations Department coordinates the Company's recruiting process and is responsible for its ISO 9002 registration and compliance. ISO is an international standard for quality assurance and consistency in operating procedures. The Company anticipates that many of its existing and prospective clients will soon require their IT services vendors' processes are ISO registered.

    INFORMATION SERVICES. The Information Services Department supports systems operations, office telecommunications and internal applications systems development and support. The Company has committed significant resources to the development of its recruiting systems to improve the database search capabilities, ease data entry via scanning and imaging, ease remote access to the database and implement a workgroup concept for using the system.

    FINANCE. The Finance Department is responsible primarily for financial reporting, general accounting, time entry and reporting, billing, accounts receivable, payroll, facilities acquisition and administration, risk management and monitoring contract performance.

    HUMAN RESOURCES. The Human Resources Department develops and refines policies and procedures, administers personnel benefits and coordinates staff hiring, training and development. The Human Resources Department has also established a benefits help desk designed to respond quickly and accurately to employee questions.

INTELLECTUAL PROPERTY

    In accordance with industry practice, contracts between the Company and its clients normally provide that all intellectual property created for a client belongs exclusively to that client. Intellectual property used by the Company to operate its business is owned by or licensed to the Company. The Company relies on trade secret laws to protect its proprietary software. The Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company does not hold any patents and does not have any patent applications pending. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to deter misappropriation of its proprietary rights or third party development of similar proprietary software.

    Metro Information Services-SM- is a registered service mark of the Company. Other than Metro Information Services-SM-, the Company does not own any registered service marks.

SEASONALITY

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

COMPETITION

    The IT services industry is extremely competitive and highly fragmented. The Company believes there are thousands of competitors in the United States alone, many of which are privately owned. Although the market is consolidating, management believes no one company is dominant. The Company's competitors include general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies and niche providers of IT services. Some of the Company's competitors possess substantially greater resources, greater name recognition and a more established client base than the Company. In addition, the services offered by the Company have been and continue to be provided by client personnel. The Company believes that the significant competitive factors in the sale of its services include quality of consultant services, availability of consultants, price, breadth of services offered and reputation.

    As a result of intense competition, IT services engagements frequently are subject to pricing pressure. Clients also require vendors to provide services in multiple locations. Competition for contracts for many of Metro's services takes the form of competitive bidding in response to requests for proposals and quotes.

    Prime Vendors present an additional competitive challenge. To reduce the number of their IT service providers, certain businesses are beginning to use a limited number of vendors and, in some cases, a single vendor (collectively "Prime Vendors"). Prime Vendors enter into contractual arrangements with clients to fill their IT services needs either directly or through subcontractors. Because these Prime Vendors generally are given the first opportunity to fill a client's consultant needs, the industry trend toward the use of Prime Vendors may give the Company fewer opportunities to place consultants. In those circumstances where the Prime Vendor subcontracts with the Company to provide consultants, the Prime Vendor may place bill rate pressure on the Company.

    The Company has taken steps, when practical, to become a Prime Vendor of IT services for certain clients. The Company has experienced and anticipates continued pricing pressure from these clients as a condition to becoming or remaining a Prime Vendor. The Company evaluates these situations on an individual basis to determine whether these arrangements contribute to the overall profitability of the Company.

RECRUITING AND HIRING

    Because recruiting and hiring qualified consultants is critical to the Company's success, the Company spends significant resources and effort to locate and retain high-quality consultants. The Company's structured recruiting approach is based on: the use of a proprietary resume tracking database which allows qualified candidates to be identified based on specific client requirements, effective communication between the local offices and corporate headquarters which allows all offices to share information and match candidates to the appropriate office and client and a strict qualification process that utilizes Company-stated standards to qualify candidates both on a technical and professional basis.

    The Company identifies candidates through a variety of sources, including local and national advertising, recruiting agencies, referrals from employees and clients, the Internet, career fairs and professional associations. The Company believes its national presence and local office network enables it to recruit consultants with specialized skill sets, which are generally in higher demand and more difficult to locate. Candidate resume information is entered into the Company's proprietary database, which allows the Company's 30 offices equal access to candidate qualifications. Office staff can search for candidates based on a variety of search criteria including skill sets, experience and location preferences. The Company's Quality Operations Department trains new recruiters (through an in-house training program known internally as Recruiter University), monitors the recruiting process and coordinates the sharing of information among all offices so candidates are quickly and efficiently pursued for hire throughout the Company. At December 31, 1997, the Company had 72 individuals performing recruiting functions.

CONSULTANT TRAINING AND EDUCATION

    The Company believes consultant training and education is essential to meeting client requirements for ever-changing skills and for retaining consultants. In 1997, the Company began to focus on programs that train less experienced individuals in new skills to increase the supply of qualified consultants. The Company offers a variety of training in technical and professional competencies on a Company-wide level, through its Human Resources Department and, on an individual office level, through each office's training coordinator. The Human Resources Department oversees professional and technical training, the licensing of computer-based training courses, development or licensing of instructor-led training, utilization of corporate training hardware and software and tuition reimbursement. Office training coordinators work closely with their office staff to provide effective training through the development of training plans, coordination of class logistics and the sponsorship of informal special interest training sessions. During 1997, approximately 0.7% of revenue was spent on training and education.

EMPLOYEES

    Virtually all of the Company's consultants are employees of the Company for federal and state tax purposes. For such individuals, the Company pays social security taxes (FICA), federal and state unemployment taxes and workers' compensation insurance premiums. The Company has few consultants that are independent contractors.

    As of December 31, 1997, the Company had 2,074 employees of which 2,010 were full-time and 64 were part-time (working 30 hours or less in a week). Of the 2,010 full-time employees, 1,716 were consultants and 294 were general and administrative staff. Of the 1,716 consultants, the Company classifies 1,133 as Regular Staff Members ("RSMs") and 583 as Associate Staff Members ("ASMs"). RSMs are entitled to full benefits and substantially all are salaried and continue to earn full salary and benefits even if not working for a client. The Company markets RSMs to new clients in anticipation of completion of current project assignments. ASMs are entitled to only statutory benefits and the majority are paid on an hourly basis. In addition to statutory benefits, ASMs are permitted to participate in a limited number of other benefits, but are required to pay substantially all of the cost of these benefits. ASMs are employed only for specific client projects. As a result, even though the Company markets most ASMs to new clients in anticipation of completion of current project assignments, they are at greater risk of not being retained by the Company.

    Competition for qualified IT consultants to fill client needs is intense. The Company believes that its core philosophy and values, developed at the Company's inception, help it attract and retain high-quality IT professionals. Consultants sign agreements that limit their ability to compete with the Company for a 12-month period after leaving the Company. In addition, certain of the Company's agreements limit the client's ability to hire employees of the Company working at the client's facility.

    The Company completes an annual comprehensive staff survey detailing employee satisfaction and areas for improvement. The survey results are published in special editions of the Company newsletter, MetroExpress, and shared with employees and clients. The survey helps the Company identify changing employee needs and desires which the Company believes increases employee satisfaction and reduces employee turnover. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be excellent.

YEAR 2000 ISSUES

    Year 2000 ("Y2K") issues are being addressed by the Company and many of its clients, suppliers, vendors and financial institutions. Y2K issues relate to the inability of some computer programs to make calculations correctly that involve dates after December 31, 1999. Y2K issues have the potential to disrupt normal business operations and decrease the profitability of affected companies. The Company provides some of its clients with consultants to address Y2K issues. The Company estimates that, on December 31, 1997, approximately 13% of its consultants were involved in Y2K activities. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issues."

ITEM 2. PROPERTIES

    The Company's executive office is located at Reflections II, 200 Golden Oak Court, Virginia Beach, Virginia 23452. This facility currently serves as the headquarters for the Corporate Support Group. The Company's headquarters is located in a leased facility with approximately 22,000 square feet at a current annual rent of $352,150, and a term expiring in 2001. The Company's 30 offices aggregate approximately 100,590 square feet and are leased at aggregate current annual rents of approximately $1,481,000 for various terms, with no lease commitment extending past the year 2003. In addition, in support of its geographic expansion plan, the Company occasionally leases residential apartments for terms of two to six months in those cities where new offices are located. The Company believes that its properties are adequate for its current needs. Further, the Company believes that suitable additional or replacement space will be available when required on terms the Company believes will be acceptable.

The following table sets forth additional information concerning the Company's facilities:


DATE OPENED/ACQUIRED                   OFFICE LOCATION
--------------------                   ---------------
July 1979...........................   Tidewater (Virginia Beach), Virginia
September 1982......................   Research Triangle (Raleigh), North Carolina
November 1982.......................   Richmond, Virginia
August 1984.........................   Tampa Bay (Tampa), Florida
November 1984.......................   Charlotte, North Carolina
October 1985........................   Triad (Winston-Salem), North Carolina
March 1987..........................   Atlanta, Georgia
October 1987........................   South Florida (Ft. Lauderdale), Florida
August 1988.........................   Caribbean Islands (Hato Rey), Puerto Rico
August 1989.........................   Orlando (Winter Park), Florida
November 1989.......................   Greenville, South Carolina
March 1990..........................   Roanoke, Virginia
April 1991..........................   Nashville (Brentwood), Tennessee
September 1992......................   Dallas/Ft. Worth (Dallas), Texas
July 1993...........................   Jacksonville, Florida
July 1994 ..........................   Houston, Texas
April 1995..........................   Cincinnati (Fort Mitchell, KY), Ohio
May 1995............................   Chicago (Des Plaines), Illinois
September 1995......................   Phoenix, Arizona
November 1995.......................   Delaware Valley (Wayne), Pennsylvania
April 1996..........................   Puget Sound (Bellevue), Washington
June 1996...........................   Washington, D.C. (Fairfax, VA)
October 1996........................   Columbus (Worthington), Ohio
January 1997........................   Rocky Mountain (Denver), Colorado
April 1997..........................   St. Louis, Missouri
July 1997*..........................   Columbia, South Carolina
July 1997*..........................   Kansas City, Missouri
July 1997...........................   Austin, Texas
September 1997......................   Memphis, Tennessee
January 1998........................   Pittsburgh, Pennsylvania


*   Indicates an office acquired in 1997.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth information as to each Director, Executive Officers and other key personnel of Metro, including his or her age, present principal occupation, other business experience during the last five years, directorships in other publicly-held companies, membership on committees of the Board of Directors and period of service with Metro.

DIRECTORS AND CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

    RAY E. BECKER, 61, is founder and President of Consultants to Management, Inc. of Ellsworth, Maine (management consulting services), and has held those positions since 1995. From 1985 to 1994, Mr. Becker served in a variety of roles with Keane, Inc., retiring as Vice President and Western Regional Manager for Keane in 1994. Mr. Becker has served on Metro's Board of Directors since April 1997. Mr. Becker's term as a director expires at Metro's 1998 Annual Meeting. Mr. Becker is a member of Metro's Audit Committee and its Compensation Committee.

    ANDREW J. DOWNING, 42, is a Director and Executive Vice President and Chief Operating Officer of the Company. Between 1983 and July 1996, Mr. Downing served in various marketing capacities in the Company's Virginia Beach, Virginia office, as a Regional Vice President and a Vice President of Operations. In July 1996, Mr. Downing became Executive Vice President and Chief Operating Officer of the Company. Mr. Downing has served on the Board of Directors since January 1997. Mr. Downing's term as a director expires at Metro's 1998 Annual Meeting.

    ROBERT J. EVELEIGH, 38, is a Director and Vice President of Finance, Treasurer and Chief Financial Officer of the Company. Between August 1988 and January 1997, Mr. Eveleigh was an attorney with Clark & Stant, P.C., the Company's general counsel. Mr. Eveleigh is also a certified public accountant. Mr. Eveleigh became Metro's Vice President of Finance, Treasurer and Chief Financial Officer on January 29, 1997. Mr. Eveleigh has served on Metro's Board of Directors since January 1997. Mr. Eveleigh's term as a director expires at Metro's 1999 Annual Meeting.

    JOHN H. FAIN, 49, is Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Fain is Chairman of Metro's Compensation Committee and has been a Director since 1979. Mr. Fain's current term as a director expires at Metro's 2000 Annual Meeting.

    A. EUGENE LOVING, Jr., 55, is Chairman of the Board and Chief Executive Officer of Max Media Properties LLC ("Max"). Mr. Loving has held these positions with Max and its predecessors since 1991. Mr. Loving has served on the Board of Directors since April 1997. Mr. Loving's term as a director expires at Metro's 1999 Annual Meeting. Mr. Loving is a member of Metro's Audit Committee and its Compensation Committee.

OTHER EXECUTIVE OFFICERS OF THE REGISTRANT

    FRANK B. BRACKEN, JR., 49, is a Vice President of Operations. Mr. Bracken joined the Company in July 1984 and has served as a Vice President of Operations since July 1996. He served as Division Director in the Company's Richmond, Virginia office from January 1996 until being named a Vice President of Operations. From January 1994 to December 1995, Mr. Bracken served as Metro's National Account Marketing Director. From July 1984 to December 1993, he served in various marketing positions in the Company's Richmond, Virginia office.

    RONALD D. CHEATHAM, 44, became a Vice President of Operations effective January 1, 1998. Mr. Cheatham joined the Company in 1993 and served as marketing account representative until 1995. From 1995 to 1997, he served as director of Metro's Nashville, Tennessee office.

    RICHARD C. JAECKLE, 52, is a Vice President of Operations. Mr. Jaeckle joined the Company in 1987 and has served as a Vice President of Operations since January 1994. From July 1989 to December 1993, he was responsible for the selection and development of new offices.

    MICHAEL G. MARTIN, 42, became a Vice President of Operations effective January 1, 1998. Mr. Martin joined the Company in 1989 and served as marketing director of Metro's Winston-Salem, North Carolina office through 1997.

    KATHLEEN A. NEFF, 47, is a Vice President of Operations. Ms. Neff joined Metro in 1980 and from January 1983 to December 1995, she served as the Technical Director of the Company's Richmond, Virginia office. She was named to her current position in January 1996.

CERTAIN KEY PERSONNEL

    BRADLEY B. BRESEMEN, 47, is Director of Quality Operations. He has served in this position since he joined the Company in April 1995. Before joining Metro, Mr. Breseman spent 22 years with A.B. Dick Company in various capacities, last serving as Vice President, Service and Distribution.

    STEVEN A. LURUS, 42, is Secretary, Director of Finance and Chief Accounting Officer of the Company. Mr. Lurus joined Metro in 1984 as Controller and became Director of Finance in 1986. In 1991, he was named Secretary and Treasurer. In 1997, Mr. Lurus resigned his position as Treasurer to accommodate Mr. Eveleigh being named Treasurer. Mr. Lurus is a certified public accountant.

    MARILYNN C. MOSCHEL, 50, is Director of Human Resources. She has served in this position since she joined Metro in 1988. Before joining the Company, she served as Director of Marketing and Human Resources for Goodman & Company CPA's.

    R. LAWRENCE WHITLEY, 37, is Director of Information Services. From September 1988, when he joined the Company, through March 1989, Mr. Whitley was an Information Systems Consultant working on the Company's recruiting systems. From April 1989 through June 1992, he served as the Manager of Information Services and, in July 1992, was named to his current position.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    MARKET. The Company completed its initial public offering of stock on January 29, 1997. The Company's Common Stock, $0.01 par value, trades on The Nasdaq Stock Market under the symbol "MISI." Before January 29, 1997, there was no established market for the Company's stock.

The following table sets forth the quarterly range of high and low trade price per share of the Company's Common Stock since January 29, 1997 as reported by The Nasdaq Stock Market:


1997:                                        HIGH        LOW
-----                                      ---------  ---------
First Quarter............................  $  20.750  $  12.500
Second Quarter...........................  $  20.500  $  12.500
Third Quarter............................  $  24.000  $  16.625
Fourth Quarter...........................  $  29.250  $  20.625


    HOLDERS. The Company estimates that there were approximately 3,000 holders of the Company's Common Stock on January 30, 1998.

    DIVIDENDS. In 1987, the Company became an S corporation for federal and certain state income tax purposes. As such, the Company's income was allocated and taxable to the Company's individual shareholders, rather than to the Company. Between 1987 and December 31, 1996, the Company declared and made quarterly distributions to its shareholders, generally in amounts in excess of amounts needed by the shareholders to pay the taxes on the income allocated to them. Total distributions paid to shareholders during the year ended December 31, 1996 were $5.1 million. In addition, on January 20, 1997, the Company distributed to its shareholders $9.0 million, approximating the estimated aggregate undistributed amount of income on which the shareholders were required to pay income taxes for tax years 1987 through 1996. No other amounts were distributed to shareholders during 1997. In connection with the January 29, 1997 initial public offering, the Company terminated its S corporation election on January 1, 1997.

    The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends is subject to the discretion of the Board of Directors and will depend on the Company's results of operations, financial position, capital requirements, general business conditions, restrictions imposed by financing arrangements (including, without limitation, the Company's credit facilities), legal and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant. See, "Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    USE OF PROCEEDS FROM REGISTERED SECURITIES. The effective date of the Company's Securities Act registration statement on Form S-1 was January 29, 1997. The Commission file number is 000-22035. Between the effective date and December 31, 1997, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:


                                                                   AS PREVIOUSLY
                                                                    REPORTED ON            ADDITIONAL
                                                                     FORM 10-Q         EXPENSES INCURRED    EXPENSES INCURRED
                                                                 FOR PERIOD ENDING         THROUGH           TO DATE AS OF
DIRECT OR INDIRECT PAYMENTS TO OTHERS:                           SEPTEMBER 30, 1997    DECEMBER 31, 1997    DECEMBER 31, 1997
-------------------------------------------------------------  ----------------------  ------------------  -------------------
Underwriting discounts and commissions.......................      $  2,576,000                --             $   2,576,000
Other expenses...............................................         1,080,366                --                 1,080,366
                                                               ----------------------  ------------------  -------------------
Total expenses...............................................      $  3,656,366                --             $   3,656,366
                                                               ----------------------  ------------------  -------------------
                                                               ----------------------  ------------------  -------------------
Net offering proceeds after total expenses above.............                                                 $  33,143,634
                                                                                                           -------------------
                                                                                                           -------------------

Between the effective date and December 31, 1997, net offering proceeds of $33,143,634 were used for the following purposes:

                                                          AS PREVIOUSLY
                                                           REPORTED ON
                                                            FORM 10-Q                                USE OF PROCEEDS
                                                       FOR THE PERIOD ENDING        CHANGES              THROUGH
DIRECT OR INDIRECT PAYMENTS TO OTHERS:                  SEPTEMBER 30, 1997    IN USE OF PROCEEDS    DECEMBER 31, 1997
-----------------------------------------------------  ---------------------  ---------------------  -----------------
Acquisition of other businesses......................     $    4,352,920               --              $   4,352,920
Repayment of indebtedness............................         11,962,829               --                 11,962,829
Temporary investments:
  Municipal Bonds....................................         16,827,885               --                 16,827,885
                                                       ---------------------  ---------------------  -----------------
Total Use of Proceeds................................     $   33,143,634               --              $  33,143,634
                                                       --------------------  ---------------------  -----------------
                                                       --------------------  ---------------------  -----------------

    The use of proceeds does not represent a material change in the use of proceeds described in the prospectus. There have been no other changes to the information provided by the Company on Form SR for the period ended April 30, 1997 or on Form 10-Q for the period ended September 30, 1997.

ITEM 6. SELECTED FINANCIAL DATA

    The following table contains certain financial and operating data and is qualified by the more detailed Financial Statements and Notes thereto included elsewhere in this Report. The Balance Sheet Data as of December 31, 1994, 1995, 1996 and 1997 and the Statements of Income Data for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 were derived from the Company's Financial Statements and Notes thereto that have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The Balance Sheet Data as of December 31, 1993 have been derived from the unaudited financial statements of the Company which, in the opinion of management, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for a fair presentation of the selected financial data shown. The Operating Data have been derived from the unaudited internal records of the Company. The financial data shown below should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                         YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------
                                                            1993       1994      1995(1)      1996        1997
                                                          ---------  ---------  ---------  ----------  ----------
                                                                  (In thousands, except per share data)
STATEMENTS OF INCOME DATA:
Revenue.................................................  $  53,344  $  68,669  $  85,904  $  113,963  $  152,578
Cost of revenue.........................................     37,646     48,221     61,074      79,752     106,080
                                                          ---------  ---------  ---------  ----------  ----------
Gross profit............................................     15,698     20,448     24,830      34,211      46,498
                                                          ---------  ---------  ---------  ----------  ----------
Selling, general and administrative expense.............     11,186     14,238     18,970      24,347      30,264
Depreciation and amortization...........................        275        357        537         763       1,158
                                                          ---------  ---------  ---------  ----------  ----------
Total operating expenses................................     11,461     14,595     19,507      25,110      31,422
                                                          ---------  ---------  ---------  ----------  ----------
Operating income........................................      4,237      5,853      5,323       9,101      15,076
Net interest income (expense)...........................          8       (215)      (323)       (260)        729
                                                          ---------  ---------  ---------  ----------  ----------
Income before income taxes..............................      4,245      5,638      5,000       8,841      15,805
Income taxes(2).........................................         --         --         --          --       6,178
                                                          ---------  ---------  ---------  ----------  ----------
Net income..............................................  $   4,245  $   5,638  $   5,000  $    8,841  $    9,627
                                                          ---------  ---------  ---------  ----------  ----------
                                                          ---------  ---------  ---------  ----------  ----------
Income before income taxes..............................  $   4,245  $   5,638  $   5,000  $    8,841
Pro forma provision for income taxes(2).................      1,698      2,255      2,000       3,536
                                                          ---------  ---------  ---------  ----------
Pro forma net income(2).................................  $   2,547  $   3,383  $   3,000  $    5,305
                                                          ---------  ---------  ---------  ----------
                                                          ---------  ---------  ---------  ----------
Pro forma net income per share--basic and
  diluted(2)............................................                        $    0.24  $     0.42
                                                                                ---------  ----------
                                                                                ---------  ----------
Net income per share -- basic and diluted...............                                               $     0.66
                                                                                                       ----------
                                                                                                       ----------
Weighted average shares outstanding:
 Basic..................................................                           12,756      12,762      14,611
 Diluted................................................                           12,756      12,762      14,662

------------------------

(1) Includes $770,000 of non-recurring, non-cash compensation expense charged to selling, general and administrative expenses accrued in the fourth quarter of 1995 for stock issued for services performed by employees in 1995.

(2) For the periods 1993 through 1996, the Company was an S corporation for federal and certain state income tax purposes. The pro forma provision for income taxes for each period shown reflects a provision for income taxes, as if the Company was a C corporation for income tax purposes during such periods, at an assumed effective tax rate of 40%. See Note 6 of Notes to Financial Statements. Effective January 1, 1997, the Company revoked its S corporation election subjecting it to corporate income taxes at federal, state and local levels.

                                                                                 AS OF DECEMBER 31,
                                                              -------------------------------------------------------
                                                                 1993        1994       1995       1996       1997
                                                              -----------  ---------  ---------  ---------  ---------
                                                              (Unaudited)
                                                                       (In thousands, except operating data)
BALANCE SHEET DATA:
Working capital.............................................   $   2,649   $   3,724  $   2,368  $   6,369  $  34,560
Total assets................................................      11,356      13,466     19,786     21,572     58,533
Line of credit facilities...................................       3,119       3,596      7,256      2,547         --
Redeemable common stock.....................................         732       1,070      1,404      2,651         --
Total shareholders' equity..................................       3,913       4,425      4,613      8,354     45,128

OPERATING DATA:(1)
Offices.....................................................          15          16         20         23         29
Consultants.................................................         675         838      1,074      1,279      1,716
Total employees.............................................         779         963      1,239      1,493      2,010

------------------------

(1) Consultant data include only the Company's full-time consultants and total employee data include only the Company's full-time employees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

    CAUTIONARY STATEMENT UNDER THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: INCLUDED IN THIS REPORT AND OTHER WRITTEN AND ORAL INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, ANNUAL REPORTS TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE MADE. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "SEEKS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FUTURE EVENTS AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION: THE COMPANY'S ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS, THE COMPANY'S ABILITY TO OPEN NEW OFFICES, THE COMPANY'S ABILITY TO EFFECTIVELY IDENTIFY, MANAGE AND INTEGRATE ACQUISITIONS, CHANGES IN CONSULTANT UTILIZATION AND PRODUCTIVITY RATES, THE COMPANY'S ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL SERVICE OFFERINGS, CLIENT DECISIONS TO REDUCE OR INCREASE IT SERVICES OUTSOURCING, EARLY TERMINATION OF CLIENT CONTRACTS WITHOUT PENALTY, CHANGES IN THE COMPANY'S DEPENDENCE ON SIGNIFICANT CLIENTS, CHANGES IN GROSS MARGINS DUE TO A VARIETY OF FACTORS (INCLUDING INCREASED WAGE AND BENEFIT COSTS THAT ARE NOT OFFSET BY BILL RATE INCREASES), THE TYPES OF SERVICES PERFORMED BY THE COMPANY DURING A PARTICULAR PERIOD AND COMPETITION. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THIS REPORT, INCLUDING "-RISKS ASSOCIATED WITH FUTURE OPERATIONS" AND THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

    THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE COMPANY'S FISCAL YEAR ENDS ON DECEMBER 31.

OVERVIEW

    Metro Information Services, Inc. ("Metro" or the "Company") provides a wide range of information technology ("IT") consulting and custom software development services through 30 offices in the United States and Puerto Rico. The Company's more than 1,700 consultants, 66% of whom were salaried on December 31, 1997, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/ server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix,

DB2, Visual Basic and C++ applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

    Metro's clients operate in a wide variety of industries including communications, distribution, retail, financial services, government (state and local only), healthcare, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the year ended December 31, 1997, the Company performed IT services for 396 clients (excluding clients that generated less than $25,000 in revenue during the year).

    Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients. The number of full-time consultants grew from 1,074 at December 31, 1995 to 1,279 at December 31, 1996 and to 1,716 at December 31, 1997, including consultants gained through acquisitions. In addition, over the same period, the Company increased the average bill rates charged to clients for consultants to keep pace with the increased costs of consultants.

    Metro's revenue grew 25.1% in 1995 to $85.9 million, 32.7% in 1996 to $114.0 million and 33.9% in 1997 to $152.6 million. In 1995, 1996 and 1997, the
Company's 10 largest clients accounted for approximately 33.4%, 29.1% and 29.8%, respectively, of the Company's revenue and its largest client accounted for approximately 6.8%, 6.5% and 5.8%, respectively, of revenue.

    Revenue growth has been achieved almost entirely through internal growth, although 1997 revenue growth includes revenue from two acquisitions. Without these acquisitions the growth rate for 1997 would have been approximately 31.0%. Between January 1, 1995 and December 31, 1997, the Company opened 11 new offices and acquired two new offices. New offices opened by the Company have generally produced monthly operating losses or marginal operating income for six to 12 months and have required 18 to 24 months to reach cumulative operating income. In addition, to support its growth strategy, the Company continues to invest in its proprietary business systems and its communications network.

    On July 1, 1997, the Company completed the acquisition of two information technology services companies. The Company acquired the business operations of Data Systems Technology, Inc., which had offices in Columbia and Greenville, South Carolina, for $133,930 with up to an additional $366,070 contingency payment due in the third quarter of 1998, assuming certain operating income targets are attained by the acquired business. The Company also acquired the business operations of Kansas City-based J2, Inc., d.b.a. DP Career Associates
(DPCA). The purchase price for DPCA is $5.2 million, $3.9 million of which was paid July 1, 1997 and $1.3 million of which is due in the first quarter of 1998 as a result of the acquired business attaining certain gross profit targets.

    The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

RESULTS OF OPERATIONS

    FOR PURPOSES OF THE FOLLOWING DISCUSSION, A MATURE OFFICE IS ONE THAT WAS OWNED BY THE COMPANY FOR AT LEAST 12 MONTHS AT THE BEGINNING OF THE EARLIER PERIOD BEING COMPARED AND A NEW OFFICE IS ONE THAT WAS OPENED OR ACQUIRED THEREAFTER.

    The following tables set forth, for the periods indicated, the percentage of revenue and the percentage change from the prior period of certain items reflected in the Company's statements of income:

                                                                     PERCENTAGE OF REVENUE
                                                               ---------------------------------
                                                                     YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                  1995(1)      1996       1997
                                                               -----------  ---------  ---------
Revenue......................................................       100.0%      100.0%     100.0%
Cost of revenue..............................................        71.1        70.0       69.5
                                                                    -----   ---------  ---------
Gross profit.................................................        28.9        30.0       30.5
                                                                    -----   ---------  ---------
Selling, general and administrative expenses.................        22.1        21.3       19.8
Depreciation and amortization expense........................         0.6         0.7        0.8
                                                                    -----   ---------  ---------
Total operating expenses.....................................        22.7        22.0       20.6
                                                                    -----   ---------  ---------
Operating income.............................................         6.2         8.0        9.9
Net interest income (expense)................................        (0.4)       (0.2)       0.5
                                                                    -----   ---------  ---------
Income before income taxes...................................         5.8         7.8       10.4
Pro forma provision for income taxes(2)......................         2.3         3.1
                                                                    -----   ---------
Pro forma net income(2)......................................         3.5%        4.7%
                                                                    -----   ---------
                                                                    -----   ---------
Income taxes(2)..............................................                                4.1
                                                                                       ---------
Net income(2)................................................                                6.3%
                                                                                       ---------
                                                                                       ---------

                                                                        PERCENTAGE CHANGES
                                                       ----------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                        1996 COMPARED TO 1995(3)     1997 COMPARED TO 1996
                                                       ---------------------------  -----------------------
Revenue..............................................             32.7%                      33.9%
Cost of revenue......................................             30.6                       33.0
Gross profit.........................................             37.8                       35.9
Selling, general and administrative expenses.........             28.3                       24.3
Depreciation and amortization expense................             42.2                       51.6
Total operating expenses.............................             28.7                       25.1
Operating income.....................................             71.0                       65.7
Net interest income (expense)(4).....................            (19.7)                       N/M
Income before income taxes...........................             76.8                       78.8
Pro forma provision for income taxes(2)..............             76.8                       74.7
Pro forma net income(2)..............................             76.8                       81.5

------------------------

(1) Includes $770,000 of non-recurring, non-cash compensation expense charged to selling, general and administrative expenses accrued in the fourth quarter of 1995 for stock issued for services performed by employees in 1995. Excluding the effect of such expense, the percentage of revenue of: selling, general and administrative expenses would have been 21.2%, total operating expenses would have been 21.8%, operating income would have been 7.1%, income before income taxes would have been 6.7%, pro forma provision for income taxes would have been 2.7% and pro forma net income would have been 4.0%.

(2) For 1995 and 1996, the Company was an S corporation for federal and certain state income tax purposes. The pro forma provision for income taxes for these years reflects a provision for income taxes as if the Company were a C corporation for all income tax purposes during such period, at an assumed effective tax rate of 40%. See Note 6 of Notes to Financial Statements. Effective as of January 1, 1997, the Company revoked its S corporation election subjecting it to corporate income taxes at federal, state and local levels. Accordingly percentage of revenue amounts for 1997 are computed using actual 1997 figures. Percentage changes for 1997 compared to 1996 are computed using actual 1997 figures and pro forma 1996 figures.

(3) Includes $770,000 of non-recurring, non-cash compensation expense charged to selling, general and administrative expenses accrued in the fourth quarter of 1995 for stock issued for services performed by employees in 1995. Excluding the effect of such expense, the percentage change in: selling, general and administrative expenses would have been 33.8%, total operating expenses would have been 34.0%, operating income would have been 49.4% and income before income taxes, pro forma provision for income taxes and pro forma net income would have been 53.2%.

(4) N/M--Not Meaningful.

    1997 COMPARED TO 1996

    REVENUE. Revenue increased $38.6 million, or 33.9%, to $152.6 million for 1997 from $114.0 million for 1996. This increase is primarily a result of increased billings to existing clients, the addition of new clients (including clients gained through acquisitions) and increased bill rates charged for the Company's consultants. As of December 31, 1997, compared to December 31, 1996, the total number of full-time consultants increased to 1,716 from 1,279, respectively, and clients (excluding clients that generated less than $25,000 in revenue during such year) increased to 396 from 324, respectively. Revenue from the Company's 16 mature offices increased $25.1 million, or 23.4%, from the earlier period and the 13 new offices (including two acquired offices) accounted for the remaining $13.5 million increase in revenue.

    COST OF REVENUE. Cost of revenue increased $26.3 million, or 33.0%, to $106.1 million for 1997 from $79.8 million for 1996. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue decreased to 69.5% for 1997 from 70.0% for 1996 primarily because of bill rates to clients increasing faster than pay rates to consultants during the period.

    GROSS PROFIT. Gross profit increased $12.3 million, or 35.9%, to $46.5 million for 1997 from $34.2 million for 1996. As a percentage of revenue, gross profit increased to 30.5% for 1997 from 30.0% for 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6.0 million, or 24.3%, to $30.3 million for 1997 from $24.3 million for 1996. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 19.8% for 1997 from 21.3% for 1996.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $395,000, or 51.6%, to $1,158,000 for 1997 from $763,000 for 1996. This increase is primarily attributable to depreciation on additions to computer equipment and software and, to a lesser extent, amortization of goodwill related to the Company's recent acquisitions. As a percentage of revenue, depreciation and amortization increased to 0.8% for 1997 from 0.7% for 1996.

    OPERATING INCOME. Operating income increased $6.0 million, or 65.7%, to $15.1 million for 1997 from $9.1 million for 1996. As a percentage of revenue, operating income increased to 9.9% for 1997 from 8.0% for 1996. The improvement in operating income margin is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

    NET INTEREST INCOME (EXPENSE). Net interest income (expense) increased by $989,000 to $729,000 of interest income for 1997 from $260,000 of interest expense for 1996. This change reflects a decrease in the average level of borrowings during the period and investment of a portion of the proceeds of the Company's January 1997 initial public offering of Common Stock in interest bearing instruments.

    INCOME BEFORE INCOME TAXES. Income before income taxes increased $7.0 million, or 78.8%, to $15.8 million for 1997 from $8.8 million for 1996. As a percentage of revenue, income before income taxes increased to 10.4% for 1997 from 7.8% for 1996.

    INCOME TAXES. In 1996, the Company was an S corporation for federal and certain state income tax purposes. The income statement for 1996 includes a pro forma provision for income taxes as if the Company was subject to federal and state income taxes at an assumed effective rate of 40%. The Company's effective tax rate for 1997 was 39.1%. Income taxes increased $2.7 million or 74.7%, to $6.2 million for 1997 from pro forma income taxes of $3.5 million for 1996. As a percentage of revenue, income taxes increased to 4.1% for 1997 from the pro forma amount of 3.1% for 1996. Income taxes for 1997 include a one-time reduction in income tax expense of $125,000, which represents the cumulative effect of the Company converting from an S corporation to a C corporation effective January 1, 1997. Excluding the $125,000 one-time reduction in income taxes, income taxes for 1997 would have increased $2.8 million, or 78.2%, to $6.3 million and the Company's effective tax rate would have been 39.9%.

    NET INCOME. Net income increased $4.3 million, or 81.5%, to $9.6 million for 1997 from pro forma net income of $5.3 million for 1996. As a percentage of revenue, net income increased to 6.3% for 1997 from the pro forma amount of 4.7% for 1996.

    EARNINGS PER SHARE. Diluted earnings per share increased $0.24, or 57.1%, to $0.66 for 1997 from pro forma earnings per share of $0.42 for 1996. Excluding the $125,000 one-time credit described under "Income taxes' above, diluted earnings per share for 1997 would have increased $0.23, or 54.8%, to $0.65.

    1996 COMPARED TO 1995

    REVENUE. Revenue increased $28.1 million, or 32.7%, to $114.0 million for 1996 from $85.9 million for 1995. This increase is primarily a result of increased billings to existing clients, the addition of new clients and increased bill rates charged for the Company's consultants. As of December 31, 1996 compared to December 31, 1995, the total number of full-time consultants increased to 1,279 from 1,074, respectively, and clients (excluding clients that generated less than $25,000 in revenue during such year) increased to 324 from 266, respectively. Revenue from the Company's 15 mature offices increased $20.7 million, or 24.6%, from the earlier period and the eight new offices accounted for the remaining $7.4 million increase in revenue.

    COST OF REVENUE. Cost of revenue increased $18.7 million, or 30.6%, to $79.8 million for 1996 from $61.1 million for 1995. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue decreased to 70.0% for 1996 from 71.1% for 1995 primarily because of bill rates to clients increasing faster than pay rates to consultants during the period.

    GROSS PROFIT. Gross profit increased $9.4 million, or 37.8%, to $34.2 million for 1996 from $24.8 million for 1995. As a percentage of revenue, gross profit increased to 30.0% for 1996 from 28.9% for 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.3 million, or 28.3%, to $24.3 million for 1996 from $19.0 million for 1995. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 21.3% for 1996 from 22.1% for 1995. Selling, general and administrative expenses for 1995, however, include a non-recurring $770,000 non-cash compensation expense accrued in the fourth quarter of 1995 for stock issued for services performed by employees in 1995. Excluding the non-recurring $770,000 charge, selling, general and administrative expenses for 1996 would have increased $6.1 million, or 33.8%, from $18.2 million for 1995 and, as a percentage of revenue, would have increased to 21.3% for 1996 from 21.2% for 1995.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $227,000, or 42.2%, to $763,000 for 1996 from $537,000 for 1995. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation and amortization increased to 0.7% for 1996 from 0.6% for 1995.

    OPERATING INCOME. Operating income increased $3.8 million, or 71.0%, to $9.1 million for 1996 from $5.3 million for 1995. As a percentage of revenue, operating income increased to 8.0% for 1996 from 6.2% for 1995. Excluding the

$770,000 charge to selling, general and administrative expenses, operating income would have been $6.1 million for 1995 and, as a percentage of revenue, would have been 7.1% for 1995.

    NET INTEREST INCOME (EXPENSE). Net interest expense decreased by $63,000 to $260,000 for 1996 from $323,000 for 1995. This decrease reflects a decrease in the average level of borrowings during the period.

    INCOME BEFORE INCOME TAXES. Income before income taxes increased $3.8 million, or 76.8%, to $8.8 million for 1996 from $5.0 million for 1995. As a percentage of revenue, income before income taxes increased to 7.8% for 1996 from 5.8% for 1995. Excluding the $770,000 charge to selling, general and administrative expenses, income before income taxes for 1995 would have increased $3.1 million, or 53.2%, to $5.8 million and, as a percentage of revenue, would have been 6.7% for 1995.

    INCOME TAXES. In 1996 and 1995, the Company was an S corporation for federal and certain state income tax purposes. The income statements for 1996 and 1995 include a pro forma provision for income taxes as if the Company was subject to federal and state income taxes at an assumed effective rate of 40%. Pro forma income taxes increased $1.5 million or 76.8%, to $3.5 million for 1996 from pro forma income taxes of $2.0 million for 1995. As a percentage of revenue, pro forma income taxes increased to 3.1% for 1996 from the pro forma amount of 2.3% for 1995.

    NET INCOME. Pro forma net income increased $2.3 million, or 76.8%, to $5.3 million for 1996 from pro forma net income of $3.0 million for 1995. As a percentage of revenue, net income increased to 4.7% for 1996 from the pro forma amount of 3.5% for 1995.

    EARNINGS PER SHARE. Pro forma earnings per share increased $0.18, or 75.0%, to $0.42 for 1996 from pro forma earnings per share of $0.24 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

    In January 1997, the Company completed an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. Of the 3,100,000 shares, 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter, the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company were approximately $33,144,000. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. During the third quarter of 1997, the Company used $4,352,920 of the proceeds from the initial public offering for the acquisitions of Data Systems Technology, Inc. and DP Career Associates described in Note 2 of Notes to Financial Statements.

    On September 30, 1997, the Company made its first quarterly sale of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan (the "ESPP") and sold 10,000 shares of Common Stock for $167,350. On December 31, 1997, the Company sold 9,984 shares of Common Stock to the ESPP for $184,587. The ESPP is described in Note 8 of Notes to Financial Statements.

    During 1997, the Company funded its operations from cash generated by operations and, to a lesser extent, from borrowings under the Company's revolving credit facilities. These borrowings were repaid with proceeds from the initial public offering. Net cash provided by operations was $6,681,000 for 1997 and consisted primarily of net income of $9,627,000 and, excluding the effects of acquisitions, increases in accounts receivable of $7,203,000, accounts payable of $1,591,000 and accrued compensation and benefits of $1,650,000. The increases in accounts receivable, accounts payable, and accrued compensation and benefits are primarily due to the revenue growth experienced during 1997. The Company's working capital was $34,560,000 at December 31, 1997 compared to $6,369,000 at December 31, 1996.

    The Company has $39,900,000 of credit facilities provided in equal amounts by three banks, all of which is available. The facilities have a five-year maturity, which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate

(LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates, which increase as the balance outstanding under the facilities increases. At December 31, 1997, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate and, if any borrowings were outstanding under the facilities at December 31, 1997, the rate on such borrowings would have borne interest rates ranging from 6.1% to 6.6%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

    The credit facilities contain several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limit the amount of dividends that can be paid. The covenants also impose limits on incurring additional debt and require a certain debt service coverage ratio to be maintained. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes.

    The Company believes that the net proceeds from its initial public offering, combined with available funds under its credit facilities and cash flows from operations will be adequate to meet its needs for working capital and capital expenditures for at least the next two years. Any significant acquisitions, however, may require additional debt and equity financing.

SEASONALITY

    Metro's operating results are adversely affected when client facilities close due to holidays or inclement weather. The Company generally experiences a certain amount of seasonality in the fourth quarter due to the number of holidays and closings of client facilities during that quarter. Further, the Company generally experiences lower operating results in the first quarter due in part to the timing of unemployment and FICA tax accruals and delays in clients' contract renewals related to clients' budget approval processes.

INFLATION

    Due to the high demand for IT services and a shortage of qualified IT consultants, wage inflation in the IT services industry surpassed normal wage inflation during 1997. If this trend continues, it could have a material adverse effect on the Company's business, operating results and financial condition if the Company is unable to pass increased payroll costs on to its clients. The Company attempts to obtain bill rate increases from clients to offset these increases whenever possible. The Company expects to obtain bill rate increases in 1998 to offset pay rate increases in 1998, although there can be no assurance that this will occur. Average pay rates for 1997 increased 5.3% over average pay rates for 1996. Average pay rates for 1996 increased 5.4% over average pay rates for 1995. The Company expects average pay rate increases in 1998 will equal or exceed these percentages.

YEAR 2000 ISSUES

    The Company relies heavily on computer systems to run its business, including, without limitation, recruiting, candidate tracking, payroll, human resources, benefits and financial accounting systems. Many of these systems use dates to make computations necessary to process information accurately. Until recently computer programs used a two-digit date to indicate a year. For example, the year 1958 is indicated in these programs by the digits "58." As the year 2000 approaches, these programs will need to make computations involving 2000 and later years. Programs that use only a two-digit year may misinterpret the year 2000 for the year 1900, resulting in an incorrect calculation.

    Almost all companies using computerized systems face year 2000 ("Y2K") issues. The Company believes that Y2K issues involve the risk that the Company's computerized systems and those of its clients, suppliers, vendors, financial institutions and others will be disrupted or fail. The Company has also identified as a risk the possible loss of revenue when consultants on Y2K assignments complete their assignments. These risks are discussed below.

    INTERNAL RISKS. Fixing the Y2K problem in the Company's systems involves ongoing evaluations of the Company's computerized systems, identifying the affected systems and fixing or replacing them. The Company completed an initial evaluation of its systems in 1997. The Company's initial evaluation indicated that its proprietary systems are Y2K compliant. The Company is implementing other systems which it believes are Y2K compliant. See "-New Systems Implementation."

    EXTERNAL RISKS. The Company does not regularly transmit or receive financial information from clients, suppliers, vendors or financial institutions. In those circumstances where information is being exchanged electronically, the Company believes that these clients, suppliers, vendors and financial institutions are taking steps to address their Y2K issues in a timely fashion. As a result, the Company does not expect Y2K issues to cause a material adverse effect in this area.

    A greater risk is posed if the Company's clients, suppliers, vendors and financial institutions are not Y2K compliant and their noncompliance causes a material disruption to their businesses. These disruptions could include, among other things: a client's inability to process payments to the Company; a financial institution's inability to process checks drawn on the Company's bank accounts, accept deposits or process wire transfers; a client's, supplier's, vendor's or financial institution's business failure; an interruption in deliveries of computer equipment and other supplies from vendors; a loss of voice and data connections the Company uses to share information; and other interruptions to the normal conduct of business by the Company, the nature and extent of which the Company cannot foresee. The Company is unable to determine the nature, length or effect such interruptions, if any, may have on the Company.

    BUSINESS RISKS. As an IT services company, the Company has benefited from Y2K issues by providing consultants with the skills necessary to help address these issues for its clients. The Company faces the risk of reduced business opportunities and revenue as clients resolve their Y2K issues if Y2K assignments are not replaced with other assignments. The Company believes that when consultants complete Y2K assignments, many of these consultants will be re-assigned to perform activities delayed by clients while addressing Y2K issues. In other cases, the Company will need to find other assignments for these consultants. The Company estimates that, at December 31, 1997, approximately 13% of the Company's consultants were involved in Y2K assignments.

NEW SYSTEMS IMPLEMENTATION

    The Company has licensed new human resources, payroll and financial accounting software. These systems provide enhanced capabilities and integration of information and are believed to be Y2K compliant. A combination of Metro employees and outside consultants will be used to implement these systems. The Company's current estimate of the cost to replace these systems is $1.5 million. The Company expects to capitalize and amortize these costs over these systems' useful lives.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. In the opinion of management, SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

RISK ASSOCIATED WITH FUTURE OPERATIONS

    DEPENDENCE ON QUALIFIED PERSONNEL. The Company's success depends on its ability to attract and retain consultants with the technical skills and experience required to meet its clients' specific needs. The Company must continually identify and recruit technical personnel in each of its markets to fill new positions and to replace consultants who have left the Company. The IT industry has high consultant turnover rates and the demand for consultants has, to date, substantially exceeded supply. This has resulted in intense competition for consultants and the Company expects such competition for consultants to increase in the future. There can be no assurance that the Company will attract and retain the personnel it requires to conduct its operations successfully or attract additional personnel for expanded operations. Failure to attract and retain such personnel or an increase in the Company's consultant turnover rate could have a material adverse effect on the Company's business, operating results and financial condition.

    RISK ASSOCIATED WITH OPENING NEW OFFICES. The Company recently accelerated its office expansion program by opening four new offices in 1995, three new offices in 1996 and four new offices in 1997 in geographic markets where the Company had no previous presence. In addition, the Company expects to open three to five offices annually for the next several years. Historically, for approximately six to 12 months after opening, new offices have generally produced monthly operating losses or marginal operating income and have placed significant demands on the Company's operational, administrative and financial resources. In addition, the Company's future performance and profitability will depend, in part, on its ability to successfully attract and retain qualified personnel to manage the growth and operations of the new offices. The opening of additional offices, individually or in the aggregate, may have a material adverse effect on the Company's business, operating results and financial condition.

    RISK ASSOCIATED WITH GROWTH THROUGH ACQUISITIONS. The Company intends to grow, in part, through the acquisition of other IT businesses. The Company's acquisition strategy depends on its ability to identify, finance and complete acquisitions. There is significant competition for acquisition opportunities which may increase the cost of acquisition candidates. Some competitors for these candidates have greater resources than the Company. The Company will face a variety of additional risks if it completes acquisitions, including the inability to integrate the acquired businesses into the Company's operations, the inability to achieve expected financial results from the acquired businesses, the diversion of management's attention, the inability to retain key personnel of the acquired businesses, losses due to liabilities and contingencies of the acquired businesses and the adverse impact on net income caused by amortization of acquired intangible assets. The Company's failure or inability to successfully implement and manage its acquisition strategy may have a material adverse effect on the Company's business, operating results and financial condition. In addition, the value of Company stock held by shareholders at the time of any acquisition may be diluted if the Company issues stock to complete any acquisition.

    RISK ASSOCIATED WITH NEW SERVICES. The Company intends to grow, in part, through the development or acquisition of IT services beyond the scope of services presently provided by the Company. The Company's ability to successfully develop new services depends on a number of factors, including its ability to identify and effectively integrate new services into the Company's existing operating structure. The identification and offering of new services in which the Company has no or little experience or expertise could result in diversion of management's attention and place disproportionate demands on the Company's operational, administrative and financial resources. There can be no assurance that the performance of any new service offerings, whether acquired or developed by the Company, will meet management's expectations or provide the same profit margins as the Company's existing operations.

    COMPETITION. The IT services industry is extremely competitive and highly fragmented. Although the market is consolidating, management believes no one company is dominant. The Company's competitors include general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies and niche providers of IT services. Some of the Company's competitors possess substantially greater resources, greater name recognition and a more established client base than the Company. In addition, the services offered by the Company have been and continue to be provided by clients' in-house personnel. There can be no assurance that the Company will be able to compete successfully against existing or new competitors as the industry continues to evolve.

    TREND TOWARD PRIME VENDORS. To reduce the number of their IT service providers, certain businesses are beginning to use a limited number of vendors and, in some cases, a single vendor (collectively, "Prime Vendors"). These Prime Vendors fill client needs directly or through subcontractors. Metro anticipates that this trend toward Prime Vendors may become increasingly common in the marketplace and may result in pricing pressure and the loss of business opportunities. There can be no assurance that this trend will not lead to reduced gross profit margins and fewer opportunities to place consultants and will not have a material adverse effect on the Company's business, operating results and financial condition.

    The Company has taken steps, when practical, to become a Prime Vendor of IT services. In certain cases, the Company experiences pricing pressure from clients as a condition to becoming or remaining a Prime Vendor. In other cases, the Company experiences demands to provide consultants in multiple locations to become or remain a Prime Vendor. Although the Company believes it can effectively meet its clients' requirements, there can be no assurance that the Company will be able to compete effectively with other Prime Vendors or remain a Prime Vendor.

    ABSENCE OF LONG-TERM CONTRACTS; DEPENDENCE ON KEY CLIENTS. Substantially all of the Company's contracts to perform services may be canceled or modified by the Company's clients at will without penalty. Approximately 66% of the Company's consultants are salaried employees and unless terminated, receive full compensation and benefits even if not engaged in billable work. As a result, cancellation or reduction of a contract may result in a loss of revenue without a corresponding reduction in cost of revenue. Although the Company has a broad client base, the loss of one or more large clients could have a material adverse effect on the Company's business, operating results and financial condition. In 1995, 1996 and 1997, the Company's 10 largest clients accounted for approximately 33.4%, 29.1% and 29.8%, respectively, of the Company's revenue and its largest client accounted for approximately 6.8%, 6.5% and 5.8%, respectively, of revenue.

    CONTRACT PERFORMANCE AND PROJECT OUTSOURCING RISKS. Project outsourcing is distinguishable from the Company's core business in that project outsourcing requires the Company to assume a greater level of responsibility for developing or maintaining systems on behalf of its clients. Many of the Company's project outsourcing engagements are critical to the operations of its clients' businesses. The Company's failure or inability to complete such engagements to its clients' satisfaction could have a material adverse effect on its clients' operations and, consequently, may give rise to claims against the Company for actual or consequential damages or otherwise damage its reputation, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

    RAPID TECHNOLOGICAL CHANGE. Rapid technological advances, frequent product introductions and enhancements, and changes in client requirements characterize the market for IT services. The Company's future success depends, in part, on its ability to provide consultants possessing the skills to service past, current and next generation products and technologies. These factors will require the Company to provide adequately trained personnel to address the increasing and evolving needs of its clients. Any failure by the Company to anticipate or respond rapidly to technological advances, new products and enhancements or changes in client requirements could have a material adverse effect on the Company's business, operating results and financial condition.

    EMPLOYMENT LIABILITY RISKS. Metro employs and places its consultants and other employees at its clients' businesses. Risks associated with this activity include possible claims of discrimination and harassment, liabilities for errors and omissions by the Company's employees, misuse of client proprietary information or intellectual property, injury to Company and client employees, misappropriation of client funds, theft of client property, other criminal activity, torts and other similar claims. In certain circumstances, the Company may be held responsible for the actions of persons not under the Company's direct control. Although the Company has not had significant problems with respect to such employment liability, there can be no assurance that the Company will not experience such problems in the future.

    RELIANCE ON TECHNOLOGY AND COMPUTER SYSTEMS. The Company relies on its computer and communications systems, the hub of which is located at its corporate headquarters in Virginia Beach, Virginia. Although the Company has a disaster recovery plan, temporary or permanent loss of these systems from fire, power loss, natural disaster, operating malfunction or any other cause could have a material adverse effect on the Company's business, operating results and financial condition. The Company's property and business interruption insurance may not be adequate to compensate the Company for all losses that may occur. In addition, the Company is in the process of implementing new human resources, payroll and financial accounting software systems. An unsuccessful implementation of these new systems or significant delays in their implementation could have a material adverse effect on the Company's business operations.

    DEPENDENCE ON SENIOR MANAGEMENT. The continued growth and success of the Company is largely dependent on the efforts, direction and guidance of its existing senior management and on its ability to attract and retain qualified managers. The Company has entered into employment agreements with its executive officers, each of which contains provisions limiting these employees' rights to compete with the Company and hire its employees. The loss of any of the Company's senior management or key personnel and, in particular, John H. Fain, President and Chief Executive Officer, or Andrew J. Downing, Executive Vice President and Chief Operating Officer, or the inability to attract and retain key management personnel in the future, could have a material adverse effect on the Company's business, operating results and financial condition. The Company carries no key man life insurance on Mr. Fain or Mr. Downing.

    HEALTH PLAN SELF INSURANCE RISKS. The Company self-insures a portion of its group health and dental plan. On December 31, 1997, 1,384 of the Company's 2,074 employees were covered by the group health plan. The Company self-insures up to $125,000 of claims per covered employee per year with a Company maximum annual aggregate liability of 125% of expected claims as computed at the end of each year based on the number of covered persons during the year. Self insurance charges may fluctuate materially from quarter to quarter and may cause a material adverse effect on the Company's quarterly and annual business, operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    This section is not applicable to the Company until fiscal years beginning after June 15, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Metro Information Services, Inc.:

We have audited the accompanying balance sheets of Metro Information Services, Inc. as of December 31, 1996 and 1997, and the related statements of income, changes in redeemable common stock and shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metro Information Services, Inc. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                               /s/ KPMG PEAT MARWICK LLP


Norfolk, Virginia
February 2, 1998

                        METRO INFORMATION SERVICES, INC.

                               STATEMENTS OF INCOME

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       1995            1996            1997
                                                                   -------------  --------------  --------------
Revenue..........................................................  $  85,904,026  $  113,962,932  $  152,578,107
Cost of revenue..................................................     61,074,051      79,751,603     106,079,583
                                                                   -------------  --------------  --------------
Gross profit.....................................................     24,829,975      34,211,329      46,498,524
                                                                   -------------  --------------  --------------
Selling, general and administrative expenses (Notes 3 and 11)....     18,969,732      24,346,933      30,264,143
Depreciation and amortization....................................        536,986         763,760       1,158,228
                                                                   -------------  --------------  --------------
  Total operating expenses.......................................     19,506,718      25,110,693      31,422,371
                                                                   -------------  --------------  --------------
Operating income.................................................      5,323,257       9,100,636      15,076,153
                                                                   -------------  --------------  --------------
Interest income..................................................         57,440          49,622         788,752
Interest expense.................................................       (380,420)       (309,076)        (60,100)
                                                                   -------------  --------------  --------------
  Net interest income (expense)..................................       (322,980)       (259,454)        728,652
                                                                   -------------  --------------  --------------
Income before income taxes.......................................      5,000,277       8,841,182      15,804,805
Income taxes (Note 6)............................................             --              --       6,177,558
                                                                   -------------  --------------  --------------
Net income.......................................................  $   5,000,277  $    8,841,182  $    9,627,247
                                                                   -------------  --------------  --------------
                                                                   -------------  --------------  --------------
Pro forma income data:
  Income before income taxes.....................................  $   5,000,277  $    8,841,182
  Pro forma provision for income taxes (unaudited) (Note 6)......      2,000,111       3,536,473
                                                                   -------------  --------------
  Pro forma net income (unaudited)...............................  $   3,000,166  $    5,304,709
                                                                   -------------  --------------
                                                                   -------------  --------------
  Pro forma net income per share--basic and diluted (unaudited)
    (Note 7).....................................................  $        0.24  $         0.42
                                                                   -------------  --------------
                                                                   -------------  --------------
  Net income per share--basic and diluted (Note 7).............                                   $         0.66
                                                                                                  --------------
                                                                                                  --------------
Weighted average number of shares of common stock and common stock equivalents outstanding (Note 7):
  Basic..........................................................     12,755,789      12,761,685      14,610,888
  Diluted........................................................     12,755,789      12,761,685      14,662,257


                See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.

                                BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1997
                                                                                     -------------  -------------
ASSETS:
Current assets:
  Cash and cash equivalents........................................................  $     157,372  $  22,028,594
  Accounts receivable less allowance for doubtful accounts of $113,886 and $152,201
    at December 31, 1996 and 1997..................................................     16,665,989     24,136,582
  Prepaid expenses.................................................................        112,281        402,115
  Deferred income taxes (Note 6)...................................................             --        662,687
                                                                                     -------------  -------------
    Total current assets...........................................................     16,935,642     47,229,978

Property and equipment, net (Note 4)...............................................      4,069,816      5,672,548
Goodwill, net (Note 2).............................................................             --      5,327,622
Other assets.......................................................................        566,689        303,067
                                                                                     -------------  -------------
Total assets.......................................................................  $  21,572,147  $  58,533,215
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Line of credit facilities (Note 5)...............................................  $   2,547,388  $          --
  Accounts payable.................................................................      1,146,010      4,118,209
  Accrued compensation and benefits................................................      6,873,694      8,551,501
                                                                                     -------------  -------------
    Total current liabilities......................................................     10,567,092     12,669,710
Deferred income taxes (Note 6).....................................................             --        735,632
                                                                                     -------------  -------------
    Total liabilities..............................................................     10,567,092     13,405,342
                                                                                     -------------  -------------
Redeemable common stock (Note 11)..................................................      2,650,893             --
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized 1,000,000 shares; none issued and
    outstanding (Note 11)..........................................................             --             --
  Common stock, $0.01 par value, authorized 50,000,000 shares; issued and outstanding 8,768,239 shares at December 31, 1996 and 14,819,984 shares at
    December 31, 1997 (Note 11)....................................................         87,682        148,200
  Paid in capital..................................................................             --     36,085,946
  Retained earnings................................................................      8,266,480      8,893,727
                                                                                     -------------  -------------
    Total shareholders' equity.....................................................      8,354,162     45,127,873
                                                                                     -------------  -------------
Commitments, contingencies and subsequent events (Notes 10 and 14)
Total liabilities and shareholders' equity.........................................  $  21,572,147  $  58,533,215
                                                                                     -------------  -------------
                                                                                     -------------  -------------



                See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.

   STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY



                                                                           SHAREHOLDERS' EQUITY
                            REDEEMABLE          -------------------------------------------------------------------------
                           COMMON STOCK                 COMMON STOCK
                    --------------------------  ----------------------------     PAID IN       RETAINED
                      SHARES        AMOUNT         SHARES         AMOUNT         CAPITAL       EARNINGS         TOTAL
                    -----------  -------------  ------------  --------------  -------------  -------------  -------------
BALANCE AS OF
  DECEMBER 31,
  1994............    3,202,161  $   1,070,400     8,768,239  $       87,682             --  $   4,337,797  $   4,425,479
Issuance of
  redeemable
  common stock....      242,003        359,421            --              --             --             --            --
Stock
  redemption......      (24,551)       (25,523)           --              --             --        (10,940)      (10,940)
Distributions
  paid............           --             --            --              --             --     (4,801,836)   (4,801,836)
Net income for
  1995............           --             --            --              --             --      5,000,277     5,000,277
                    -----------  -------------  ------------  --------------  -------------  -------------  -------------
BALANCE AS OF
  DECEMBER 31,
  1995............    3,419,613      1,404,298     8,768,239          87,682             --      4,525,298      4,612,980
Issuance of
  redeemable
  common stock....      312,148      1,246,595            --              --             --             --            --
Distributions
  paid............           --             --            --              --             --     (5,100,000)    (5,100,000)
Net income for
  1996............           --             --            --              --             --      8,841,182      8,841,182
                    -----------  -------------  ------------  --------------  -------------  -------------  -------------
BALANCE AS OF
  DECEMBER 31,
  1996............    3,731,761      2,650,893     8,768,239          87,682             --      8,266,480      8,354,162
Release of
  redemption
  feature on
  redeemable
  common stock....   (3,731,761)    (2,650,893)    3,731,761          37,318      2,613,575             --      2,650,893
Distributions
  paid............           --             --            --              --             --     (9,000,000)    (9,000,000)
Net proceeds from
  issuance of
  2,300,000 shares
  of common
  stock...........           --             --     2,300,000          23,000     33,120,634             --     33,143,634
Net proceeds from
  issuance of
  19,984 shares of
  common stock to
  ESPP............           --             --        19,984             200        351,737             --        351,937
Net income for
  1997............           --             --            --              --             --      9,627,247      9,627,247
                    -----------  -------------  ------------  --------------  -------------  -------------  -------------
BALANCE AS OF
  DECEMBER 31,
  1997............           --  $          --    14,819,984   $    148,200  $   36,085,946  $   8,893,727  $  45,127,873
                    -----------  -------------  -------------  ------------  --------------  -------------  -------------
                    -----------  -------------  -------------  ------------  --------------  -------------  -------------

                See accompanying notes to financial statements.

                             METRO INFORMATION SERVICES, INC.

                                   STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                            1995         1996             1997
                                                                       ------------  ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................  $  5,000,277  $  8,841,182  $   9,627,247
  Adjustments to reconcile net income to net cash Provided by operating activities:
  Depreciation and amortization--cost of revenue....................              --            --         28,777
  Depreciation and amortization--selling, general and administrative
    expenses..........................................................       536,986       763,760      1,158,228
    Net loss on sale of property and equipment........................         4,839        39,509         45,750
    Deferred taxes....................................................            --            --         72,945
    Changes in operating assets and liabilities increasing
      (decreasing) cash, net of the effects of acquisitions:
    Accounts receivable...............................................    (4,367,288)     (884,450)    (7,203,422)
    Prepaid expenses..................................................       (71,685)      107,962       (289,834)
    Accounts payable..................................................       402,999       189,381      1,591,112
    Accrued compensation and benefits.................................     1,736,083     2,087,054      1,650,251
                                                                        ------------  ------------  -------------
      Net cash provided by operating activities.......................     3,242,211    11,144,398      6,681,054
                                                                        ------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment...............................    (1,617,562)   (2,267,638)    (2,701,722)
  Acquisition of businesses, net of cash acquired.....................            --            --     (4,352,920)
  Proceeds from sale of property and equipment........................        16,707         9,779         27,176
  Increase in other assets............................................       (24,399)     (496,045)      (202,398)
                                                                        ------------  ------------  -------------
      Net cash used in investing activities...........................    (1,625,254)   (2,753,904)    (7,229,864)
                                                                        ------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit....................     3,659,191    (4,708,234)    (2,547,388)
  Decrease in other assets related to issuance of 2,300,000 shares....            --            --        471,849
  Proceeds from issuance of redeemable common stock...................       359,421       476,595             --
  Redemption of redeemable common stock...............................       (36,463)           --             --
  Proceeds from issuance of 2,300,000 shares..........................            --            --     33,143,634
  Proceeds from issuance of shares to Employee Stock Purchase Plan....            --            --        351,937
  Distributions to shareholders.......................................    (4,801,836)   (5,100,000)    (9,000,000)
  Advances on notes receivable--related parties.......................      (800,000)     (175,000)      (550,000)
  Repayment of notes receivable--related parties......................        19,680     1,156,682        550,000
                                                                        ------------  ------------  -------------
      Net cash provided by (used in) financing activities.............    (1,600,007)   (8,349,957)    22,420,032
                                                                        ------------  ------------  -------------
      Net increase in cash............................................        16,950        40,537     21,871,222

Cash and cash equivalents at beginning of year........................        99,885       116,835        157,372
                                                                        ------------  ------------  -------------
Cash and cash equivalents at end of year..............................  $    116,835  $    157,372  $  22,028,594
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
Supplemental disclosure of cash flow information:
  Cash paid for interest..............................................  $    380,420  $    309,076  $      60,100
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------
  Cash paid for income taxes..........................................  $         --  $         --  $   6,466,602
                                                                        ------------  ------------  -------------
                                                                        ------------  ------------  -------------

    During 1997 non-cash financing activities associated with acquisitions totaled $1,300,000.

                See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    Metro Information Services, Inc. ("Metro" or the "Company") is an information technology ("IT") consulting services company providing IT consultants on a contract basis to organizations with complex IT operations. On December 31, 1997, the Company had 29 offices in the United States and Puerto Rico.

    REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

    The Company derives substantially all of its revenue from consulting services. Revenue is recognized as services are performed. Concentration of credit risk with respect to accounts receivable is limited due to the number and diversity of the Company's client base.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. Cash equivalents at December 31, 1997 consisted of overnight money market investments and seven-day maturity tax exempt obligations backed by a letter of credit from a bank.

    FINANCIAL INSTRUMENTS

    The carrying amounts of the Company's financial instruments, primarily accounts receivable, line of credit facilities, accounts payable and accrued compensation and benefits, approximate fair value due to the short maturity of these instruments.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over their estimated useful lives. Depreciation on leasehold improvements is calculated on the straight-line method over the lesser of the length of the lease term or their estimated useful lives.

    GOODWILL

    Goodwill represents the excess of cost over fair value of net assets purchased in acquisitions and is amortized on a straight-line basis over the expected benefit period, generally 30 years. Management periodically assesses whether there has been a permanent impairment in the value of goodwill. The amount of such impairment is determined by comparing anticipated future cash flows to the carrying value of the related goodwill.

    INCOME TAXES AND PRO FORMA INCOME TAXES

    Before January 1, 1997, the Company, with the consent of its shareholders, was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that, in lieu of corporate income taxes, the shareholders of the S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, pro forma income taxes shown for periods ending in 1995 and 1996 represent the estimated amount of income taxes the Company would have reported had the Company been a C corporation for those periods taxable at an assumed effective tax rate of 40%.

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and, if applicable, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    UNAUDITED PRO FORMA NET INCOME AND PRO FORMA NET INCOME PER SHARE

    The pro forma net income presented in the statements of income reflects the pro forma effects for income taxes at an effective rate of 40%, as if the Company had been a taxable entity for all periods presented.

    The pro forma net income per common share is computed based on the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after giving effect to the stock split discussed in
Note 12. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the 12-month period before filing the initial public offering, even if anti-dilutive, have been included in the calculation as if they were outstanding for all periods, at the initial public offering price of $16.00 per share. In addition, weighted average shares for each period are increased in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 1B3 to reflect certain distributions in excess of earnings.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that the Company review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of revenue and expense, assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to current year presentation.

(2) ACQUISITIONS

    On July 1, 1997, the Company completed the acquisition of two IT services companies using a portion of the proceeds from the Company's initial public offering completed in January 1997. The Company acquired the business operations of Data Systems Technology, Inc., which had offices in Columbia and Greenville, South Carolina, for $133,930 with up to an additional $366,070 contingency payment due in the third quarter of 1998, assuming certain operating income targets are attained by the acquired business. The Company also acquired the business operations of Kansas City-based J2, Inc., d.b.a. DP Career Associates, for $5.2 million, $3.9 million of which was paid on July 1, 1997 and $1.3 million of which is payable in the first quarter of 1998, as a result of the acquired business attaining certain gross profit targets. Each acquisition is accounted for as a purchase. In connection with these acquisitions, the Company has recorded approximately $5,396,000 of goodwill which is being amortized on a straight-line basis over 30 years. Amortization expense for 1997 and accumulated amortization as of December 31, 1997 was $68,265.

(3) RELATED PARTY TRANSACTIONS

    During 1996 there were several related party notes receivable outstanding. As of January 1, 1996, these related party notes receivable consisted of $800,000 due on a $1,000,000 line of credit note from the majority shareholder requiring annual interest payments at 8%, which was secured by Deed of Trust on real property (the "Line of Credit Note"); $168,322 due on an unsecured note from a partnership in which the majority shareholder and two other shareholders were general partners, requiring monthly payments of principal and interest at 8%; and $13,360 of other notes receivable from employees. As of December 31, 1996, all of the notes receivable, except for the Line of Credit Note, had been repaid in full and the notes canceled. Shortly before the Company's January 29, 1997 initial public offering, the majority shareholder repaid his outstanding Line of Credit Note in full. The Company then canceled the Line of Credit Note and released the Deed of Trust on real property securing the note. The highest balance outstanding on the Line of Credit Note during 1997 was $550,000.

    Until December 31, 1996, the Company leased its corporate headquarters from a partnership in which the majority shareholder of the Company and his spouse were the general partners. The lease agreement provided for an annual rental of $144,000 payable in monthly installments of $12,000. The Company leased a new corporate headquarters facility from an unrelated third party beginning December 15, 1996. The lease for the old facility was terminated on December 31, 1996.

    In September 1996, the Company purchased two condominiums from partnerships in which the majority shareholder and certain other shareholders of the Company are general partners. The total purchase price of $380,000 was determined by independent appraisals. Before the purchase, these condominiums were leased by the Company from the partnerships for annual rentals of $69,000 and were generally made available to the Company's employees as a benefit.

(4) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                                              DECEMBER 31,
                                                                            USEFUL     --------------------------
                                                                             LIFE          1996          1997
                                                                          -----------  ------------  ------------
Land....................................................................        n.a.   $     94,376  $     94,376
Buildings...............................................................  31.5 years        607,297       607,297
Computer equipment and software.........................................   3-7 years      4,166,220     6,056,484
Furniture and equipment.................................................   5-7 years      1,370,312     2,011,907
Leasehold improvements..................................................     Various        203,953       291,602
                                                                                       ------------  ------------
                                                                                          6,442,158     9,061,666
    Less accumulated depreciation and amortization......................                  2,372,342     3,389,118
                                                                                       ------------  ------------
                                                                                       $  4,069,816  $  5,672,548
                                                                                       ------------  ------------
                                                                                       ------------  ------------

(5) LINE OF CREDIT FACILITIES

    The Company maintains credit facilities of $39,900,000. The facilities are provided in equal amounts by three banks and have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time, interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. At December 31, 1997, no amounts were outstanding under the facilities. As of December 31, 1996, borrowings outstanding under these facilities totaled $2,547,388. The

Company has selected a 30-day LIBOR based rate and, if any borrowings were outstanding under the facilities at December 31, 1997, the rate on such borrowings would have ranged from 6.1% to 6.6%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

    The credit facilities contain several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limits the amount of dividends that can be paid. The covenants also impose limits on incurring additional debt and require a certain debt service coverage ratio to be maintained. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes.

(6) INCOME TAXES

    The unaudited pro forma provision for income taxes presented on the statements of income for 1995 and 1996 represents the estimated taxes that would have been recorded had the Company been a C corporation for income tax purposes for those periods. The pro forma provision for income taxes is as follows:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                        --------------------------
Pro Forma (unaudited):                                                                      1995          1996
                                                                                        ------------  ------------
  Federal.............................................................................  $  1,700,094  $  3,006,002
  State...............................................................................       300,017       530,471
                                                                                        ------------  ------------
     Total pro forma..................................................................  $  2,000,111  $  3,536,473
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    During 1997, the Company was a C corporation for income tax purposes. The provision for income taxes for 1997 includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision for income taxes consists of the following:

                                                                                      YEAR ENDED DECEMBER 31, 1997
                                                                                      ----------------------------
Current:
  Federal...........................................................................          $  5,047,918
  State.............................................................................             1,056,695
Deferred:
  Federal...........................................................................                60,586
  State.............................................................................                12,359
                                                                                               -----------
     Total income tax expense.......................................................          $  6,177,558
                                                                                               -----------
                                                                                               -----------

    The 1995 and 1996 pro forma tax expense and 1997 actual tax expense differ from the amount which would be provided by applying the statutory federal rate to income before income taxes primarily as a result of state income taxes. A reconciliation of the statutory federal income tax rate and the effective rate is as follows:

                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                               -------------------------------------
                                                                                                  1995         1996         1997
                                                                                                  -----        -----        -----
Statutory tax rate...........................................................................       34%          34%          34%
Effect of:
  State and local income taxes, net of
    Federal tax benefit......................................................................        5            5            5
  Other......................................................................................        1            1            1
  Termination of S election..................................................................        0            0           (1)
                                                                                                    --           --           --
  Effective tax rate.........................................................................       40%          40%          39%
                                                                                                    --           --           --
                                                                                                    --           --           --

    The components of the deferred tax asset and liability at December 31, 1997 are as follows:

Current deferred tax asset:
  Self-insurance reserves........................................................  $ 309,265
  Accrued expenses...............................................................    294,620
  Allowance for doubtful accounts................................................     58,802
                                                                                   ---------
                                                                                   $ 662,687
                                                                                   ---------
                                                                                   ---------
Long-term deferred tax liability:
  Depreciation and amortization..................................................  $(426,515)
  Accrued expenses for financial reporting purposes..............................   (309,117)
                                                                                   ---------
                                                                                   $(735,632)
                                                                                   ---------
                                                                                   ---------

    In assessing whether deferred tax assets may be realized, management considers whether it is more likely than not that some or all of the deferred taxes will not be realized. Based on the availability of carrybacks of future deductible amounts to 1995, 1996 and 1997 taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the existing net deductible temporary differences will reverse during periods in which carrybacks are available and/or in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any income or any specific level of continuing income in future years.

(7) EARNINGS PER SHARE

    The Company adopted SFAS No. 128, EARNINGS PER SHARE, which revised the calculation of earnings per share and requires disclosure of basic and diluted earnings per share in the income statement, as well as footnote disclosure for the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income. During 1995 and 1996, there were no dilutive securities outstanding. Therefore, the calculation of basic and diluted earnings per share was identical in these two years. The reconciliation for 1997 is shown below:


                                                                FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                --------------------------------------
                                                                                SHARES        EARNINGS
                                                                NET INCOME    OUTSTANDING       PER
                                                                (NUMERATOR)  (DENOMINATOR)     SHARE
                                                                ----------   ------------    ---------
Basic Earnings Per Share......................................  $9,627,247   14,610,888      $    0.66
                                                                                             ---------
                                                                                             ---------
Effect of Dilutive Securities -- Incentive Stock Options
  deemed outstanding..........................................     --            51,369
                                                                ----------   ----------
Diluted Earnings Per Share....................................  $9,627,247   14,662,257      $    0.66
                                                                ----------   ----------      ---------
                                                                ----------   ----------      ---------

    See Note 8 of Notes to Financial Statements for a description of the Incentive Stock Option Plan.

(8) STOCK OPTION PLANS

    SFAS NO. 123 DISCLOSURE


    As permitted by SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for its three stock-based compensation plans. In accordance with APB Opinion No. 25, the Company recorded no compensation expense related to these plans in 1997. There is no compensation expense related to the Metro Information Services, Inc. Employee Stock Purchase Plan (the "ESPP") because it qualifies as a non-compensatory plan under APB Opinion No. 25. There was no compensation expense recorded for either of the stock option plans discussed below because the exercise price of each option equaled the fair value of the underlying common stock as of the grant date. If compensation expense for the Company's three stock-based compensation plans had been determined based on the fair value of the underlying common stock at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and net income per share for the year ended December 31, 1997 would have been reduced to the pro forma amounts indicated below. No options or shares were issued under the plans before 1997.

                                                                                             DECEMBER 31, 1997
                                                                                       -----------------------------
                                                                                            AS        SFAS NO. 123
                                                                                         REPORTED       PRO FORMA
                                                                                       ------------  ---------------
Net
income...........................................................................     $  9,627,247     $  9,233,358
                                                                                       ------------    ------------
                                                                                       ------------    ------------
Net income per share--
  Basic and diluted..............................................................     $       0.66     $       0.63
                                                                                       ------------    ------------
                                                                                       ------------    ------------


    The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and net income per share amounts presented above because compensation cost is recognized over the options' vesting periods.

OUTSIDE DIRECTORS STOCK PLAN

    On December 24, 1996, the Company adopted a non-qualified stock option plan (the "Outside Directors Stock Plan") for the outside directors of the Company. Each outside director is granted an option for 3,000 shares of Common Stock on such director's initial election. At each Annual Meeting thereafter, such director is granted an additional option for 1,000 shares of Common Stock. The options granted to outside directors are immediately exercisable in full at a price equal to the fair market value of Common Stock on the date of grant. The options expire 10 years after the date of grant or one year after the outside director is no longer a director of the Company, whichever is earlier. The Company has reserved 50,000 shares for issuance under this plan. During 1997, the Outside Directors Stock Plan issued 8,000 options to the outside directors and no options were exercised.

INCENTIVE STOCK OPTION PLAN

    On December 24, 1996, the Company adopted the 1997 Employee Incentive Stock Option Plan which provides for the grant of incentive stock options to purchase up to an aggregate of 770,000 shares of Common Stock. In connection with the initial public offering, certain employees of the Company were granted options to purchase 374,300 shares of Common Stock at the initial public offering price of $16.00 per share. The options issued in 1997 vest ratably over five years and expire not later than nine years and 11 months after the date of grant.

    The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life......................................................................  5 years
Risk free interest rate............................................................  6.3%
Expected volatility................................................................  51%
Annual dividend yield..............................................................  0%

    A summary of the status of the Company's 1997 Employee Incentive Stock Option Plan and Outside Directors Stock Plan as of December 31, 1997, and changes during the year then ended, is presented below:

                                                                                              WEIGHTED
                                                                     NUMBER OF                 AVERAGE
                                                                       SHARES              EXERCISE PRICE
                                                                  -----------------  -----------------------------
Options at beginning of year....................................              --                      --
Granted.........................................................         382,300               $   15.98
Exercised.......................................................              --                      --
Forfeited.......................................................          68,100               $   16.00
                                                                         -------
Options at end of year..........................................         314,200               $   15.97
                                                                         -------
                                                                         -------
Options exercisable at year-end.................................          69,320               $   15.88
                                                                         -------
                                                                         -------
Weighted average estimated fair value of options granted during
  the year......................................................     $      8.30
                                                                         -------
                                                                         -------

    Following is a summary of the range of exercise prices and the weighted average contractual life of outstanding stock options at December 31, 1997:

                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                          --------------------------------------------  --------------------------
                                     WEIGHTED AVERAGE     WEIGHTED
                                         REMAINING         AVERAGE                WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   SHARES    CONTRACTUAL LIFE   EXERCISE PRICE   SHARES    EXERCISE PRICE
------------------------  ---------  -----------------  --------------  -------    --------------
$13.50...............       6,000      9.3 years        $   13.50        6,000      $   13.50
$16.00...............     306,200      9.0 years        $   16.00       61,320      $   16.00
$19.25...............       2,000      9.4 years        $   19.25        2,000      $   19.25
                          -------                                       ------
$13.50 TO $19.25.....     314,200      9.0 years        $   15.97       69,320      $   15.88
                          -------                                       ------
                          -------                                       ------

    EMPLOYEE STOCK PURCHASE PLAN

    The Company adopted the ESPP on December 24, 1996. Under the ESPP, an aggregate of 250,000 shares of Common Stock may be purchased from the Company by the employees through payroll withholding pursuant to a series of offerings. All full-time employees who have met certain service requirements (as defined in the ESPP), except for employees who own Common Stock of the Company or options on such stock which represent more than 5% of Common Stock of the Company, are eligible to participate. The purchase price of Common Stock is 85% of the lesser of the fair market value of Common Stock on the first trading day of the calendar quarter and the last trading day of the quarter. During 1997, the Company sold 19,984 shares of Common Stock to the ESPP for a total of $351,937.

    The fair value of the employees' purchase rights of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected life....................................................................  3 months
Risk free interest rate..........................................................  5.1%
Expected volatility..............................................................  27%
Annual dividend yield............................................................  0%

    The weighted average fair value of those purchase rights granted in 1997 was $4.15.

(9) PROFIT SHARING PLAN

    The Company sponsors a 401(k) employee benefit plan covering all eligible employees with a minimum of three months of service. Eligible employees are permitted to make voluntary deductible contributions to the plan and the Company makes matching contributions of one-half of the eligible employee's contribution, up to a maximum of 6% of the employee's compensation.

    The Company made matching contributions of $939,223, $1,181,665 and $1,342,860 to the plan for the years ended December 31, 1995, 1996 and 1997, respectively.

(10) COMMITMENTS AND CONTINGENCIES

    The Company is obligated under various non-cancelable operating leases for office space. Rent expense for the years ended December 31, 1995, 1996 and 1997 was $854,539, $1,094,436 and $1,424,822, respectively, and is included in selling, general and administrative expenses in the accompanying statements of income. Renewal options are available at most locations. Future minimum lease payments, including contingent rentals, as of December 31, 1997 are as follows:


1998..................  $ 1,481,139
1999..................    1,311,830
2000..................    1,052,944
2001..................      769,213
2002..................       82,115
Thereafter............       67,800
                         ------------
                         $4,765,041
                         ------------
                         ------------


    The Company self-insures against employees' health insurance claims up to a stop loss limit of $125,000 per employee per year and a variable, aggregate stop loss limit. Amounts charged to income related to insurance claims were $2,206,861, $3,143,431 and $3,965,692 for the years ended December 31, 1995,
1996 and 1997, respectively. Included in accrued compensation and benefits on the accompanying balance sheet is a reserve for claims incurred but not yet reported of $485,434 and $800,494 at December 31, 1996 and 1997,
respectively.

(11) SHAREHOLDERS' EQUITY

    On October 22, 1996, the Company's shareholders amended and restated the articles of incorporation. Under the amended and restated articles of incorporation, the Company authorized 1,000,000 shares of Preferred Stock, par value $0.01 and 50,000,000 shares of Common with a par value of $0.01 per share, of which 49,000,000 shares are designated as Common Stock and 1,000,000 shares are designated as Nonvoting Common Stock. The recapitalization and the 3,507.2952 for one stock split described in Note 12, are reflected in these financial statements and the accompanying notes.

    PREFERRED STOCK

    The Company's Board of Directors has the authority to issue shares of Preferred Stock and determine the stock terms without obtaining shareholders approval. There are currently no issued or outstanding shares of Preferred Stock and the Company has no present plans to issue any shares of Preferred Stock.

    COMMON STOCK

    The Common Stock shareholders have the sole right to vote. Those shares of Common Stock that were subject to certain contractual redemption obligations in 1996 have been classified as redeemable common stock (the "Redeemable Common Stock"). In all other respects, the Common Stock and Redeemable Common Stock had identical rights.

    Redeemable Common Stock was offered to key members of management under individual stock purchase agreements annually on April 1 and the individuals had 30 days to purchase the stock. The number of shares offered was determined by the Company's president based on the prior fiscal year's operating income and each individual's performance in that year. The purchase price was determined by a formula based on operating income.

    Certain shares of Redeemable Common Stock were issued within 12 months of the Company's initial public offering date. As a result, the Company's 1995 income statement includes $770,000 of selling, general and administrative expenses which represents the excess of the fair value of the stock, as determined by an independent appraisal obtained by the Company, over its purchase price.

(12) INITIAL PUBLIC OFFERING

    On January 29, 1997, the Company consummated an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share, of which 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company from the offering were approximately $33,144,000. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

    The following corporate actions were taken in connection with the initial public offering:

    DISTRIBUTIONS

    On January 20, 1997, the Company distributed $9,000,000 to its shareholders, approximating the estimated aggregate undistributed amount of income on which the Company's shareholders were required to pay income taxes for tax years 1987 through 1996.

    STOCK SPLIT

    On January 24, 1997, the Company effected a 3,507.2952 for one stock split by means of a stock dividend. All share and per share data in these financial statements reflect this stock split.

    CONVERSION OF NONVOTING COMMON STOCK

    The nonvoting Redeemable Common Stock was released from any agreement requiring its redemption and was converted into voting Common Stock. As a result, the 3,731,761 shares of Redeemable Common Stock have been reclassified as Common Stock in the December 31, 1997 financial statements.

    TERMINATION OF S CORPORATION ELECTION

    Effective January 1, 1997, the Company terminated its S corporation election resulting in the Company becoming a C corporation for all income tax purposes.

    CANCELATION OF RELATED PARTY NOTE

    Shortly before the initial public offering, the Company's majority shareholder repaid his outstanding line of credit note in full. The Company then canceled the line of credit note and released the Deed of Trust on real property securing the note.

    EMPLOYMENT AGREEMENTS

    In connection with the Company's January 29, 1997 initial public offering, the Company entered into employment agreements with six executive officers. The agreements became effective in January 1997, and provide for an initial term of one year with total annual base salaries of $1,200,000 for 1997 and automatically renew for successive one-year terms unless terminated by either party. The six executive officers are also entitled to a performance bonus. The agreements contain a two-year non-competition provision following termination of employment.

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

    The following table sets forth certain quarterly operating information for each of the 12 quarters ending with the quarter ended December 31, 1997. This information was derived from the unaudited financial statements of the Company which, in the opinion of management, were prepared on the same basis as the financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.


                                                                        FIRST     SECOND      THIRD     FOURTH
STATEMENTS OF INCOME DATA                                              QUARTER    QUARTER    QUARTER    QUARTER
--------------------------------------------------------------------  ---------  ---------  ---------  ---------
                                                                       (Dollars in thousands except per share data)

1995:
 Revenue.............................................................  $  19,760  $  20,695  $  21,881  $  23,568
 Gross profit........................................................      5,732      6,195      6,117      6,786
 Operating income....................................................      1,422      1,683      1,428        790 (1)
 Net income..........................................................      1,361      1,596      1,342        700 (1)
 Pro forma net income................................................        817        958        805        420 (1)
 Pro forma net income per share -- basic and diluted.................  $    0.06  $    0.08  $    0.06  $    0.03 (1)
 Gross profit percentage.............................................       29.0%      29.9%      28.0%      28.8%
 Operating income percentage.........................................        7.2%       8.1%       6.5%       3.4%(1)

1996:
 Revenue.............................................................  $  26,328  $  27,812  $  29,142  $  30,681
 Gross profit........................................................      7,726      8,452      8,817      9,216
 Operating income....................................................      2,107      2,248      2,431      2,314
 Net income..........................................................      2,021      2,184      2,371      2,265
 Pro forma net income................................................      1,213      1,310      1,423      1,359
 Pro forma net income per share -- basic and diluted.................  $    0.09  $    0.10  $    0.11  $    0.11
 Gross profit percentage.............................................       29.3%      30.4%      30.3%      30.0%
 Operating income percentage.........................................        8.0%       8.1%       8.3%       7.5%

1997:
 Revenue.............................................................  $  33,045  $  35,883  $  40,569  $  43,080
 Gross profit........................................................      9,727     10,841     12,580     13,351
 Operating income....................................................      2,741      3,409      4,314      4,612
 Net income..........................................................      1,832      2,180      2,703      2,912
 Net income per share -- basic and diluted...........................  $  0.13(2) $    0.15  $    0.18  $    0.20
 Gross profit percentage.............................................       29.4%      30.2%      31.0%      31.0%
 Operating income percentage.........................................        8.3%       9.5%      10.6%      10.7%


------------------------

(1) Includes the $770,000 of non-recurring, non-cash compensation expense charged to selling, general and administrative expenses accrued in the fourth quarter of 1995 for stock issued for services performed by employees in 1995. Excluding the effect of such expense, for the fourth quarter of 1995, operating income would have been $1.6 million, net income would have been $1.5 million, pro forma net income would have been $882,000, pro forma net income per share would have been $0.07 and, as a percentage of revenue, operating income would have been 6.6%.

(2) Net income per share for the three months ended March 31, 1997 includes a one-time reduction in income tax expense of $125,000 which represents the cumulative effect of the Company converting from a S corporation to a C corporation effective January 1, 1997. Excluding the $125,000 one-time reduction in income taxes, earnings per share for the three months ended March 31, 1997 would have been $0.12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The Company is required to identify any director or officer who failed to timely file with the Securities and Exchange Commission a required report relating to ownership and change in ownership of the Company's equity securities. One officer, Steven A. Lurus, inadvertently did not report shares owned by his spouse at the time they were married on a Form 4 for February 1997. These shares were reported on a subsequently filed Form 4.

    Another officer, Andrew J. Downing, inadvertently did not report a gift of shares to charity from his Form 4 for December 1997. This gift was reported on a subsequently filed Form 5.

    The other information required by this Item is included in Part I as permitted by Rule 401 of Regulation S-K and the General Instructions.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth certain information concerning compensation paid to or earned by the Company's President and Chief Executive Officer and each of the Company's four other most highly compensated executive officers who earned more than $100,000 (the "Named Executive Officers") for services rendered during the years ended December 31, 1997, 1996 and 1995.

                                                                                                    LONG-TERM
                                                                                                     COMPEN-
                                                              ANNUAL COMPENSATION                    SATION
                                                 ---------------------------------------------   ---------------
                                                                                     OTHER
                                                                                     ANNUAL         SHARES OF
                                                                                    COMPEN-        COMMON STOCK
                                                             SALARY      BONUS      SATION         UNDERLYING        ALL OTHER
          NAME AND PRINCIPAL POSITION              YEAR        ($)        ($)       ($)(1)          OPTIONS(#)     COMPENSATION ($)
-----------------------------------------------  ---------  ---------  ---------  ------------   ---------------  ----------------
John H. Fain,                                         1997    300,000    195,000           --             --              16,339(2)
  Chairman of the Board, President                    1996    600,000         --           --             --               7,889(3)
  and Chief Executive Officer                         1995    600,000         --      216,292             --              14,489(3)

Andrew J. Downing,                                    1997    240,000    159,914           --          5,000               5,300(2)
  Executive Vice President and                        1996    210,000    180,810           --          5,000                 749(3)
  Chief Operating Officer                             1995    144,000    166,930       43,258             --               7,591(3)

Frank B. Bracken, Jr.,                                1997    180,000    145,729           --          5,000               7,206(2)
  Vice President of Operations                        1996    170,000    143,891           --          5,000                    --
                                                      1995    127,083     68,675       43,258             --                 761(3)

Richard C. Jaeckle,                                   1997    180,000    138,750           --          5,000               6,086(2)
  Vice President of Operations                        1996    180,000     99,787           --          5,000                    --
                                                      1995    144,000     88,618       43,258             --                 949(3)

Kathleen A. Neff,                                     1997    180,000    128,567           --          5,000              10,673(2)
  Vice President of Operations                        1996    165,000    100,203           --          5,000                 475(3)
                                                      1995    127,083     68,675       43,258             --               7,494(3)

------------------------

(1) Includes non-recurring, non-cash compensation accrued in the fourth quarter of 1995 for Redeemable Common Stock issued for services performed in 1995 in an amount equal to the excess of the fair market value of such stock over the amount paid. The stock was issued pursuant to 30-day options and was fully vested with the same rights to dividends as other issued and outstanding Common Stock of the Company. Other compensation representing less than $50,000 or 10% of the officer's salary and bonus has been omitted. Does not include distributions to shareholders.

(2) Retirement Savings Plan and Trust contributions were $4,750 for each of the Named Executive Officers. Amounts paid for excess accrued vacation and sick leave amounted to $8,939 for Mr. Fain, $0 for Mr. Downing, $2,106 for Mr. Bracken, $0 for Mr. Jaeckle and $5,413 for Ms. Neff. The remaining amounts represent non-cash compensation for use of Company condominiums and other miscellaneous amounts.

(3) Includes certain health insurance premiums paid by the Company for 1995 and 1996, amounts the Company contributed to the Metro Information Services, Inc. Retirement Savings Plan and Trust, amounts paid for excess accrued vacation and sick leave, non-cash compensation for use of Company condominiums and other miscellaneous amounts.

1997 OPTION GRANTS TABLE

    The following table sets forth the number of options to purchase shares of Common Stock granted to the Named Executive Officers during 1997.


                                                 NUMBER OF         PERCENT OF TOTAL                                     PRESENT
                                                  SHARES            OPTIONS GRANTED       EXERCISE OR                  VALUE ON
                                                UNDERLYING           TO EMPLOYEES         BASE PRICE    EXPIRATION      DATE OF
                   NAME                       OPTIONS GRANTED           IN 1997          ($/SHARE) (1)     DATE      GRANT ($) (2)
-------------------------------------------  -----------------  -----------------------  -------------  -----------  -------------
John H. Fain...............................             --                    --                  --            --            --
Andrew J. Downing..........................          5,000                   1.3               16.00      12/29/06        41,550
Frank B. Bracken, Jr.......................          5,000                   1.3               16.00      12/29/06        41,550
Richard C. Jaeckle.........................          5,000                   1.3               16.00      12/29/06        41,550
Kathleen A. Neff...........................          5,000                   1.3               16.00      12/29/06        41,550


------------------------
(1) All options were granted on January 29, 1997 at an exercise price equal to the fair market value of the underlying securities on that date. The options vest ratably over five years and will expire, at the latest, nine years and 11 months after the date of grant.

(2) This value is based on the Black-Scholes option pricing model which includes assumptions for variables such as interest rates, stock price volatility and future dividend yield. The Company's use of this model is not an endorsement of its accuracy. Whether the model assumptions used will prove to be accurate cannot be known at the date of grant or as of the date of this Report. The Black-Scholes model produces a value based on freely tradable securities. Because the stock options awarded in 1997 are non-transferable, the "present value" shown cannot be realized by the holder. Recognizing these limitations of the model, the following assumptions were used to estimate the present value on the date of grant: dividend yield of 0%, risk-free rate of return of 6.3%, estimated volatility of 51% and estimated average expected option term of 5 years. These options vest ratably over five years beginning December 31, 1997.

1997 YEAR-END OPTION VALUE TABLE

    During 1997, no stock options were exercised by any of the Named Executive Officers. The following table sets forth the number and value of all unexercised options at year end for these individuals:

                                                    NUMBER OF
                                                    SECURITIES
                                                    UNDERLYING
                                                    UNEXERCISED               VALUE OF UNEXERCISED
                                                  OPTIONS AT YEAR           IN-THE-MONEY OPTIONS AT
                                                       END (#)                      YEAR END ($)
NAME                                         EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
-------------------------------------------  -------------------------      -------------------------

JOHN H. FAIN...............................                0/0                             0/0
ANDREW J. DOWNING..........................        1,000/4,000                    8,310/33,240
FRANK B. BRACKEN, JR.......................        1,000/4,000                    8,310/33,240
RICHARD C. JAECKLE.........................        1,000/4,000                    8,310/33,240
KATHLEEN A. NEFF...........................        1,000/4,000                    8,310/33,240


DIRECTOR COMPENSATION

    Directors who are executive officers of the Company receive no compensation for their service as members of either the Board of Directors or committees thereof. During 1997, the Outside Directors, Mr. Becker and Mr. Loving, each received an annual fee of $3,000, plus $500 for each Board of Directors and committee meeting attended and reimbursement for their expenses. In addition, under the Company's non-qualified stock option plan for Outside Directors (the "Outside Directors Stock Plan"), each Outside Director received an option for 3,000 shares of the Common Stock on such director's initial election as a director in April 1997 and an additional option for 1,000 shares of the Common Stock for their participation in Metro's 1997 Annual Meeting, held June 10, 1997. At each Annual Meeting of shareholders thereafter, such director shall be granted an additional option for 1,000 shares of the Common Stock. The options granted to Outside Directors may be exercised immediately at a price equal to the fair market value of the Common Stock on the date of grant. The options expire 10 years after the date of grant or one year after the Outside Director is no longer a director of the Company, whichever is earlier. Options for an aggregate of 50,000 shares of the Common Stock may be granted under the Outside Directors Stock Plan. The Company granted options for 8,000 shares under this plan during 1997.

EMPLOYMENT AGREEMENTS

    In connection with the Company's January 29, 1997 initial public offering, the Company entered into employment agreements with each of its Named Executive Officers effective January 1, 1997. The employment agreements provide for an initial term of one year. Thereafter, each agreement will automatically renew for successive one-year terms unless terminated by either party. Each employment agreement provides that an officer's compensation will include a base salary, a performance bonus and other bonus programs and benefit plans. The performance bonus is based on the Company's achievement of specified levels of revenue and operating income as determined by the Compensation Committee. The agreements contain provisions protecting against use of the Company's confidential information and protecting the Company against competition from each officer for a two-year period after termination of employment in any market in which the Company operates. For 1998, the base salaries of the Named Executive Officers are as follows: Mr. Fain, $330,000; Mr. Downing, $264,000; Mr. Bracken, $200,000; Mr. Jaeckle, $200,000; and Ms. Neff, $200,000.

    Each employment agreement also includes a salary continuation arrangement in the event of a serious illness or accident that leads to long-term disability or in the event of termination of the agreement by the Company without cause. The amount payable under these arrangements from Metro's funds and group disability policy could exceed $100,000 under each employment agreement.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors has responsibility for establishing and monitoring compensation programs of the Company's executive officers, which include the Company's President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Vice President and Chief Financial Officer and each Vice President of Operations. The Compensation Committee is composed of John H. Fain, the Company's Chairman of the Board, President and Chief Executive Officer, and two outside Directors. Mr. Fain does not participate in the Compensation Committee's consideration of his compensation.

    The Compensation Committee was formed on April 18, 1997 after the Company's January 1997 initial public offering. The 1997 Compensation Plans ("1997 Compensation Plans") for the Company's executive officers were established before the initial public offering. Accordingly, the Compensation Committee was not involved in the determination of the 1997 Compensation Plans. Mr. Fain, who was then the Company's sole Director, made those compensation decisions. The Compensation Committee met once in 1997 to consider the 1998 compensation plans for the Company's executive officers.

    The Company's 1997 Compensation Plans were designed and administered so that a significant portion of each executive officer's compensation was linked to the Company's financial performance and so that the interests of the Company's executive officers were aligned with the interests of its shareholders. The Company's compensation plans include base salary, incentive awards based on financial performance of the Company for each quarter and the year and incentive stock option awards. The base salary of the executive officers is based on a number of factors, including base salary for executives in similar companies, the experience and training of the executive officer and the length of service of the executive officer with the Company. A significant percentage of the executive officers' compensation for 1997 was based on the Company achieving certain revenue, operating income and other performance goals, including consultant growth, productivity and consultant retention. These goals were met or exceeded by the Company.

    Before the Company's initial public offering, the Company established the Metro Information Services, Inc. 1997 Employee Incentive Stock Option Plan (the "Incentive Stock Plan") to provide incentive to the Company's key employees, including the executive officers of the Company, to increase the value of the Company's stock. In 1997, each of the executive officers (other than Mr. Fain, who is ineligible to participate in the Incentive Stock Plan) received grants of options under the Incentive Stock Plan. The options granted executive officers under the Incentive Stock Plan vest over a five-year period.

    This report is submitted by the members of the Compensation Committee:

         Ray E. Becker
         John H. Fain
         A. Eugene Loving, Jr.


PERFORMANCE GRAPH

    The following graph provides a comparison of the cumulative total stockholder return on the Common Stock with the cumulative total return on The Nasdaq Stock Market and a group of 10 peer companies during the period from the Company's initial public offering on January 29, 1997 through December 31, 1997. The comparison assumes that $100 was invested at the beginning of the period in the stock or index and assumes the reinvestment of any dividends. The Company selected a peer group of other IT services companies with similar service offerings. The peer companies are: Analysts International Corp., Ciber, Inc., Computer Horizons Corp., Computer Management Sciences, Inc., Computer Task Group, Inc., Cotelligent Group, Inc., Data Processing Resources Corp., Keane, Inc., Renaissance Worldwide, Inc. and SCB Computer Technology, Inc. The peer group index reflects the weighted average market capitalization of the group.

[PERFORMANCE GRAPH]

    This graph depicts the performance of $100 invested on January 29, 1997, in the Company's Common Stock, Nasdaq Stock Market (U.S.) and peer group IT services companies, including reinvestment of any dividends for the fiscal year ended December 31, 1997.

    Corresponding index value and Common Stock price values are given below:


                                           JANUARY 29, 1997   DECEMBER 31, 1997
                                           ----------------   -----------------
Metro Information Services, Inc..........      $100.00             $173.44
The Nasdaq Stock Market (U.S.)...........      $100.00             $116.86
Peer Group...............................      $100.00             $183.33

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of January 30, 1998, certain information regarding the beneficial ownership of Metro Common Stock, by (i) each of the Company's directors, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all directors and officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of Common Stock. Unless otherwise indicated in the footnotes to the table below, each person or entity named below has an address in care of the Company's principal office. All share amounts have been rounded to the nearest whole share.

DIRECTORS, OFFICERS                                                         TOTAL
AND 5% SHAREHOLDERS                                                     OWNERSHIP (1)    PERCENTAGE
-------------------                                                     -------------   -----------
John H. Fain(2)......................................................     8,377,665         56.5%
Andrew J. Downing(3).................................................       563,363          3.8
Robert J. Eveleigh(4)................................................         1,609           *
Ray E. Becker(5).....................................................         4,000           *
Frank B. Bracken, Jr.(6).............................................       236,148          1.6
Richard C. Jaeckle(7)................................................        82,032           *
A. Eugene Loving, Jr.(8).............................................         4,100           *
Kathleen A. Neff(9)..................................................       232,102          1.6
The Fain Family Irrevocable Trust 1993(10)...........................     1,206,510          8.1
All directors and executive officers as a group (8 persons)(2).......     9,501,019         64.1

------------------------
* Indicates less than 1%.

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission (the "Commission") and includes general voting power or investment power with respect to securities. Shares of the Common Stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this Report are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Except as otherwise specified below, the persons named in the table above have sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by them.

(2) Includes 1,206,510 shares of the Common Stock owned by a trust established by Mr. Fain of which his wife, Joyce L. Fain, and his sister, Cynthia L. Akins, are the co-trustees and of which Mr. Fain disclaims beneficial ownership, 227,974 shares of the Common Stock held by a trust of which Mr. Fain's son is the beneficiary and Mr. Fain is the trustee and of which Mr. Fain disclaims beneficial ownership and 206,930 shares of the Common Stock held by Ms. Akins as custodian for the benefit of Mr. Fain's daughter under the Virginia Uniform Transfers to Minors Act of which Mr. Fain disclaims beneficial ownership.

(3) Includes 60,759 shares of the Common Stock owned by a trust established by Mr. Downing and his wife, Cheryl O. Downing, of which his wife is the sole trustee. Also includes 1,000 option shares awarded in 1997 and currently exercisable under the Incentive Stock Option Plan. The business address of The Downing Irrevocable Trust 1997 is 2401 Haversham Close, Virginia Beach, VA 23454.

(4) Includes 1,500 option shares awarded in 1997 and currently exercisable under the Incentive Stock Option Plan.

(5) Includes 4,000 option shares awarded in 1997 and currently exercisable under the Outside Directors Stock Plan. Mr. Becker's business address is P.O. Box 1448, Ellsworth, ME 04605.

(6) Includes 1,000 option shares awarded in 1997 and currently exercisable under the Incentive Stock Option Plan.

(7) Includes 1,000 option shares awarded in 1997 and currently exercisable under the Incentive Stock Option Plan.

(8) Includes 4,000 option shares awarded in 1997 and currently exercisable under the Outside Directors Stock Plan. Mr. Loving's business address is 900 Laskin Road, Virginia Beach, Virginia 23451.

(9) Includes 1,000 option shares awarded in 1997 and currently exercisable under the Incentive Stock Option Plan.

(10) The business address of The Fain Family Irrevocable Trust 1993 is P.O. Box 8888, Virginia Beach, Virginia 23450.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    As of January 1, 1997, Mr. Fain did not owe anything under a March 1, 1995, $1.0 million credit line deed of trust note to the Company. The highest amount outstanding under this note during 1997 was $550,000 in principal. This note was secured by real property owned by Mr. Fain. This loan was repaid in full and the note was canceled in January 1997 before the Company's initial public offering on January 29, 1997.

    In 1987, the Company became an S corporation for federal and certain state income tax purposes. As such, the Company's income was allocated and taxable to the Company's individual shareholders, rather than to the Company. Between 1987 and December 31, 1996, the Company declared and made quarterly distributions to its shareholders aggregating $25.7 million. These distributions were generally in amounts in excess of amounts needed by the shareholders to pay the taxes on the income allocated to them. In addition, on January 20, 1997, the Company distributed $9.0 million to its shareholders, approximating the estimated aggregate undistributed amount of income on which the Company's shareholders were required to pay income taxes for tax years 1987 through 1996. In connection with the January 29, 1997 initial public offering, the Company terminated its S corporation election effective January 1, 1997.

    The Company entered into an agreement with its existing shareholders before the initial public offering providing for, among other things, the indemnification of the Company by them for any federal, state and other income taxes (including interest) incurred by the Company for any period for which it reported its taxable income as an S corporation, but only to a maximum amount equal to the aggregate distributions received by each existing shareholder from the Company with respect to periods during which the Company was an S corporation.

    Before joining the Company on January 29, 1997 as Vice President of Finance, Treasurer and Chief Financial Officer, Robert J. Eveleigh was an attorney with Clark & Stant, P.C., the Company's general counsel. Mr. Eveleigh spent the majority of his time during his last few months of employment with Clark & Stant, P.C. working on Metro's initial public offering. During 1997, Clark & Stant, P.C. served as general counsel to the Company.

    The Audit Committee of the Board of Directors is responsible for reviewing all transactions between the Company and any officer or director of the Company or any entity in which an officer or director has a material interest. Any such transactions must be on terms no less favorable than those that could be obtained on an arms-length basis from independent third parties. The Audit Committee was formed in April 1997 and met once during the year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements:

    The following financial statements are included in Part II, Item 8 of this report:

         Independent Auditors' Report
         Statements of Income for the Years Ended December 31, 1995,
            1996 and 1997
         Balance Sheets as of December 31, 1996 and 1997
         Statements of Changes in Redeemable Common Stock and  Shareholders'
            Equity for the Years Ended December 31, 1995, 1996 and 1997
         Statements of Cash Flows for the Years Ended December 31, 1995,
            1996 and 1997

    (2) Financial Statement Schedules:

        Financial statement schedules required to be included in this report are shown in Schedule II attached or in the financial statements and notes thereto included in Item 8 of this report or have been omitted because they are not applicable.

    (3) Exhibits:

        1.1 Form of Underwriting Agreement by and among Registrant and Selling Shareholders and the Underwriters, incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

        3.1 Amended and Restated Articles of Incorporation of Registrant, as filed in Virginia on November 20, 1996, incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as previously filed with the Commission on December 12, 1996.

        3.2 Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 as previously filed with the Commission on December 12, 1996.

        4.1 See Amended and Restated Articles of Incorporation of Registrant, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 as previously filed with the Commission on December 12, 1996 (included as Exhibit 3.1).

        4.2  Specimen Stock Certificate, incorporated by reference to Exhibit
             4.2 to the Registration Statement on Form S-1 as previously filed with the Commission on January 22, 1997.

        5.1 Opinion of Clark & Stant, P.C., a Virginia professional corporation, as to the legality of the shares being registered, incorporated by reference to Exhibit 5.1 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

       10.1 Registrant's 1997 Stock Incentive Plan and related form of stock option agreement, incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

       10.2 Registrant's 1997 Employee Stock Purchase Plan as amended through June 10, 1997.

       10.3 Registrant's Outside Directors Stock Plan, incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

       10.4 Employment Agreement dated as of December 10, 1996 between Registrant and John H. Fain, incorporated by reference to Exhibit
             10.11 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

       10.5 Employment Agreement dated as of December 10, 1996 between Registrant and Andrew J. Downing, incorporated by reference to
             Exhibit 10.12 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

       10.6 Employment Agreement dated as of December 10, 1996 between Registrant and Frank B. Bracken, Jr., incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

       10.7 Employment Agreement dated as of December 10, 1996 between Registrant and Richard C. Jaeckle, incorporated by reference to
             Exhibit 10.14 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

       10.8 Employment Agreement dated as of December 10, 1996 between Registrant and Kathleen A. Neff, incorporated by reference to
             Exhibit 10.15 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

       10.9 Lease dated September 19, 1996 between Tidewater Partners Limited Partnership and Registrant for premises located at Reflections II Office Building, Suite 300, 200 Golden Oak Court, Virginia Beach, VA 23452, incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

       10.10 Tax Indemnification Agreement dated as of December 24, 1996 between Shareholders of Registrant and Registrant, incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

       10.11 Employment Agreement dated as of January 29, 1997 between Registrant and Robert J. Eveleigh, incorporated by reference to
             Exhibit 10.20 to the Registration Statement on Form S-1 as previously filed with the Commission on January 22, 1997.

       11 Computation of earnings per share and pro forma earnings per share.

       23.1  Consent of KPMG Peat Marwick LLP.

       23.2 Consent of Andrew J. Downing to serve as director, incorporated by reference to Exhibit 23.3 to the Registration Statement on Form S-1 as previously filed with the Commission on January 22, 1997.

       23.3 Consent of Robert J. Eveleigh to serve as director, incorporated by reference to Exhibit 23.4 to the Registration Statement on Form S-1 as previously filed with the Commission on January 22, 1997.

       27    Financial Data Schedule.

       99 Credit Agreement with NationsBank, N.A., Signet Bank and Crestar Bank dated June 20, 1997, incorporated herein by reference to
             Exhibit 99 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

    (b) Reports on Form 8-K during last quarter of 1997:

        None

                                                                     SCHEDULE II

                        METRO INFORMATION SERVICES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS



                                                     BALANCE                 WRITE-OFF    BALANCE
                                                       AT                       OF          AT
                                                    BEGINNING  CHARGES TO   UNCOLLECTIBLE  END OF
                                                    OF PERIOD    REVENUE     ACCOUNTS     PERIOD
                                                    ---------  -----------  -----------  ---------
Allowance for Doubtful Accounts:

  Year ended December 31, 1995....................  $  68,641   $  42,346    $  24,980   $  86,007
  Year ended December 31, 1996....................     86,007     110,010       82,131     113,886
  Year ended December 31, 1997....................    113,886     100,908       62,593     152,201


                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Metro Information Services, Inc.:

Under date of February 2, 1998, we reported on the balance sheets of Metro Information Services, Inc. as of December 31, 1996 and 1997, and the related statements of income, changes in redeemable common stock and shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG PEAT MARWICK LLP

Norfolk, Virginia
February 2, 1998

                                   SIGNATURES

    Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                METRO INFORMATION SERVICES, INC.


Date: February 27, 1998        By    /s/ JOHN H. FAIN
                                     ------------------------------------------
                                     John H. Fain
                                     President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                     Date
------------------------------  ---------------------------  -------------------


       /s/ JOHN H. FAIN         President and Director       February 27 , 1998
------------------------------  (Principal Executive
         John H. Fain            Officer)


    /s/ ANDREW J. DOWNING       Director and Executive       February 27, 1998
------------------------------  Vice President
      Andrew J. Downing



    /s/ ROBERT J. EVELEIGH      Treasurer, Chief Financial   February 27, 1998
------------------------------  Officer and Director (Principal
      Robert J. Eveleigh        Financial Officer)


     /s/ STEVEN A. LURUS        Director of Finance          February 27, 1998
------------------------------  (Principal Accounting
       Steven A. Lurus          Officer)