Form 10-Q
period 1998-03-31
METRO INFORMATION SERVICES INC
filed 1998-05-15
CIK 1026965

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                 MARCH 31, 1998

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

     As of April 30, 1998, the registrant had issued and outstanding 14,839,764 shares of Common Stock, $.01 par value.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        METRO INFORMATION SERVICES, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                          Page
                                                                        Number
                                                                        ------
PART I.           FINANCIAL INFORMATION:

  ITEM 1.         Balance Sheets as of
                  December 31, 1997 and March 31, 1998 (unaudited)             3

                  Statements of Income for the
                  Three Months Ended March 31, 1997 and 1998 (unaudited)       4

                  Statements of Cash Flows for the
                  Three Months Ended March 31, 1997 and 1998 (unaudited)       5

                  Statement of Changes in Shareholders' Equity for the
                  Three Months Ended March 31, 1998 (unaudited)                6

                  Notes to Financial Statements (unaudited)                    7

  ITEM 2.         Management's Discussion and Analysis
                  of Financial Condition and Results of Operations             9

PART II.           OTHER INFORMATION                                          14

SIGNATURES                                                                    16

PART I.  FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

                        METRO INFORMATION SERVICES, INC.
                                 BALANCE SHEETS



                                                                       December 31,               March 31,
                                                                           1997                     1998
                                                                       ------------              -----------
                                                                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                         $22,028,594               $20,614,279
     Accounts receivable, net                                           24,136,582                29,065,444
     Prepaid expenses                                                      402,115                   459,436
     Deferred income taxes (Note 5)                                        662,687                   714,908
                                                                       ------------              -----------
        Total current assets                                            47,229,978                50,854,067
Property and equipment, net                                              5,672,548                 7,216,394
Goodwill, net (Notes 3 and 4)                                            5,327,622                 5,270,204
Other assets                                                               303,067                   136,481
                                                                       ------------              -----------
        Total assets                                                   $58,533,215               $63,477,146
                                                                       ------------              -----------
                                                                       ------------              -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $ 4,118,209               $ 2,943,733
     Accrued compensation and benefits                                   8,551,501                11,329,407
                                                                       ------------              -----------
        Total current liabilities                                       12,669,710                14,273,140
Deferred income taxes (Note 5)                                             735,632                   782,863
                                                                       ------------              -----------
        Total liabilities                                               13,405,342                15,056,003
                                                                       ------------              -----------
Shareholders' equity
        Preferred stock, $0.01 par value; authorized
          1,000,000 shares; none issued and outstanding                         --                        --
        Common stock, $0.01 par value, authorized
          50,000,000 shares; issued and outstanding
          14,819,984 shares at December 31, 1997,
          14,838,564 shares at March 31, 1998 (Note 6)                     148,200                   148,386
        Paid in capital                                                 36,085,946                36,480,468
        Retained earnings                                                8,893,727                11,792,289
                                                                       ------------              -----------
           Total shareholders' equity                                   45,127,873                48,421,143
                                                                       ------------              -----------
              Total liabilities and shareholders' equity               $58,533,215               $63,477,146
                                                                       ------------              -----------
                                                                       ------------              -----------



See accompanying notes to financial statements

                        METRO INFORMATION SERVICES, INC.
                        STATEMENTS OF INCOME (UNAUDITED)



                                                                           Three months
                                                                          ended March 31,
                                                               -------------------------------------
                                                                   1997                      1998
                                                               -----------               -----------
Revenue                                                        $33,045,313               $47,109,515
Cost of revenue                                                 23,318,716                32,763,637
                                                               -----------               -----------
Gross profit                                                     9,726,597                14,345,878
                                                               -----------               -----------
Selling, general and administrative expenses                     6,747,023                 9,290,457
Depreciation and amortization expense                              238,744                   392,688
                                                               -----------               -----------
     Total operating expenses                                    6,985,767                 9,683,145
                                                               -----------               -----------
Operating income                                                 2,740,830                 4,662,733
Interest income                                                    104,083                   168,203
                                                               -----------               -----------
Income before income taxes                                       2,844,913                 4,830,936
Income taxes (Note 5)                                            1,013,041                 1,932,374
                                                               -----------               -----------
Net income (Note 5)                                            $ 1,831,872               $ 2,898,562
                                                               -----------               -----------
                                                               -----------               -----------
Net income per share:
     Basic (Note 5)                                            $      0.13               $      0.20
                                                               -----------               -----------
                                                               -----------               -----------
     Diluted (Note 5)                                          $      0.13               $      0.19
                                                               -----------               -----------
                                                               -----------               -----------
Weighted average number of shares of common stock
 and common stock equivalents outstanding:
     Basic                                                      14,033,333                14,823,296
                                                               -----------               -----------
                                                               -----------               -----------
     Diluted                                                    14,045,029                14,988,967
                                                               -----------               -----------
                                                               -----------               -----------



See accompanying notes to financial statements

                        METRO INFORMATION SERVICES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                            Three months
                                                                                           ended March 31
                                                                                  --------------------------------
                                                                                     1997                  1998
                                                                                  -----------         ------------
Cash flows from operating activities:
  Net income                                                                    $ 1,831,872            $ 2,898,562
  Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation and amortization - cost of revenue                                        -                  6,662
   Depreciation and amortization - selling, general & administrative expenses       238,744                392,688
   Net loss on sale of property and equipment                                        37,114                  7,144
   Deferred income taxes                                                           (203,313)                (4,990)
   Changes in operating assets and liabilities increasing
       (decreasing) cash, net of the effects of acquisitions:
           Accounts receivable                                                   (3,257,575)            (4,928,862)
           Prepaid expenses                                                        (145,620)               (57,321)
           Other assets                                                              (7,136)               182,562
           Accounts payable                                                         343,416                109,548
           Accrued compensation and benefits                                      1,832,086              2,777,906
                                                                                -----------            -----------
                Net cash provided by operating activities                           669,588              1,383,899
                                                                                -----------            -----------
Cash flows from investing activities:
  Acquisition of property and equipment                                            (565,115)            (1,113,180)
  Acquisition of computer software                                                        -               (797,018)
  Acquisition of businesses                                                               -             (1,284,024)
  Proceeds from sale of property and equipment                                        8,420                  1,300
                                                                                -----------            -----------
                Net cash used in investing activities                              (556,695)            (3,192,922)
                                                                                -----------            -----------
Cash flows from financing activities:
  Net repayments under line of credit                                            (2,547,388)                     -
  Decrease in other assets related to issuance of 2,300,000 shares                  471,849                      -
  Proceeds from issuance of 2,300,000 shares                                     33,162,735                      -
  Proceeds from issuance of shares to Employee Stock Purchase Plan                        -                289,428
  Proceeds from issuance of shares to Employee Incentive Stock Option Plan                -                105,280
  Distributions to shareholders                                                  (9,000,000)                     -
                                                                                -----------            -----------
                Net cash provided by financing activities                        22,087,196                394,708
                                                                                -----------            -----------
Net increase (decrease) in cash and cash equivalents                             22,200,089             (1,414,315)

Cash and cash equivalents at beginning of period                                    157,372             22,028,594
                                                                                -----------            -----------

Cash and cash equivalents at end of period                                      $22,357,461            $20,614,279
                                                                                -----------            -----------
                                                                                -----------            -----------
Supplemental disclosure of cash flow information -
  Cash paid for interest                                                        $    31,757            $    14,567
                                                                                -----------            -----------
                                                                                -----------            -----------
  Cash paid for income taxes                                                    $         -            $   284,150
                                                                                -----------            -----------
                                                                                -----------            -----------



See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                                       Shareholders' Equity
                                                     ------------------------------------------------------------------------------
                                                           Common Stock
                                                     -------------------------            Paid in         Retained
                                                       Shares          Amount             Capital         Earnings         Total
                                                     -----------      --------          -----------      ----------     -----------
BALANCE AS OF DECEMBER 31, 1997                       14,819,984      $148,200          $36,085,946     $ 8,893,727     $45,127,873

Net proceeds from issuance of
     12,000 shares of common stock to
     Employee Stock Purchase Plan                         12,000           120              289,308              --     $   289,428

Net proceeds from issuance of 6,580
     shares of common stock to Employee
     Incentive Stock Option Plan                           6,580            66              105,214              --     $   105,280

Net income                                                    --            --                   --       2,898,562     $ 2,898,562
                                                     -----------      --------          -----------      ----------     -----------

BALANCE AS OF MARCH 31, 1998                          14,838,564      $148,386          $36,480,468     $11,792,289     $48,421,143
                                                     -----------      --------          -----------      ----------     -----------
                                                     -----------      --------          -----------      ----------     -----------



See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The information presented for March 31, 1997 and 1998, and for the three-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three-month periods ended March 31, 1997 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035). Certain 1997 amounts have been reclassified for comparability with the 1998 financial statement presentation.

         Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

2.       Internal Use Software Costs

         On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This SOP provides guidance on capitalizing certain costs related to computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company adopted the SOP effective January 1, 1998. The SOP causes amounts that otherwise would have been charged to selling, general and administrative expenses in the period incurred to be capitalized and amortized over the useful life of the computer software, typically three to seven years. Although the full impact of this SOP on future periods has not been estimated, management of the Company expects the SOP will have a favorable impact on the Company's 1998 financial statements. As of March 31, 1998, $145,000 in costs have been capitalized by the Company pursuant to this SOP. For the three months ended March 31, 1998, the effect of this change in accounting was to increase net income by $87,000 and increase basic and diluted net income per share by less than $0.01. Because the SOP requires that computer software be ready for its intended use before amortization begins, no amortization expense has been recognized for these amounts through March 31, 1998.

3.       Acquisitions

         On July 1, 1997, the Company completed the acquisition of two information services technology companies using a portion of the proceeds from the Company's initial public offering completed in January 1997. The Company acquired the business operations of Data Systems Technology, Inc.
(DST), which had offices in Columbia and Greensboro, South Carolina, for $133,930 with up to an additional $366,070 contingency payment due in the third quarter of 1998, assuming certain operating income targets are attained by the acquired business. The Company also acquired the business operations of Kansas City-based J2, Inc. d.b.a. DP Career Associates (DPCA), for $5.2 million, of which $3.9 million was paid on July 1, 1997 and $1.3 million was paid on February 27, 1998 as a result of the acquired business attaining certain gross profit targets. Each acquisition is accounted for as a purchase. In connection with these acquisitions, the Company has recorded approximately $5,396,000 of goodwill which is being amortized on a straight-line basis over 30 years.

4.       Goodwill

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

5.       Income Taxes

         Before January 1, 1997, the Company, with the consent of its shareholders, was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that, in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Effective January 1, 1997, the Company terminated its S Corporation election and became a C Corporation subject to corporate income taxes. The cumulative effect of this change, through March 31, 1997, was to reduce income taxes appearing on the Statement of Income for the three months ended March 31, 1997 by $125,000 and create a current deferred tax asset and a long-term deferred tax liability. The balances of the deferred tax accounts at December 31, 1997 and March 31, 1998 relate primarily to differences in the timing of deductions of health care claims reserves, vacation liabilities, depreciation and amortization for financial statement and tax purposes.

6.       Initial Public Offering

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

7.       Credit Facilities

         The Company maintains credit facilities of $39,900,000. The facilities are provided in equal amounts by three banks and have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time, interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. At March 31, 1998 and December 31, 1997, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate and, if any borrowings were outstanding under the facilities at March 31, 1998, the rate on such borrowings would have ranged from 6.0% to 6.6%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

         The credit facilities include several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limits the amount of dividends that can be paid. The covenants also impose limits on incurring additional debt and require a certain debt service coverage ratio to be maintained. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes.

PART I
ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CAUTIONARY STATEMENT UNDER THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: INCLUDED IN THIS REPORT AND OTHER INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, ANNUAL REPORTS TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE OF THIS REPORT. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "SEEKS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT
LIMITATION: THE COMPANY'S ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS, THE COMPANY'S ABILITY TO OPEN NEW OFFICES, THE COMPANY'S ABILITY TO EFFECTIVELY IDENTIFY, MANAGE AND INTEGRATE ACQUISITIONS, CHANGES IN CONSULTANT UTILIZATION AND PRODUCTIVITY RATES, THE COMPANY'S ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL SERVICE OFFERINGS, CLIENT DECISIONS TO REDUCE OR INCREASE IT SERVICES OUTSOURCING, EARLY TERMINATION OF CLIENT CONTRACTS WITHOUT PENALTY, CHANGES IN THE COMPANY'S DEPENDENCE ON SIGNIFICANT CLIENTS, CHANGES IN GROSS MARGINS DUE TO A VARIETY OF FACTORS (INCLUDING INCREASED WAGE AND BENEFIT COSTS THAT ARE NOT OFFSET BY BILL RATE INCREASES), THE TYPES OF SERVICES PERFORMED BY THE COMPANY DURING A PARTICULAR PERIOD AND COMPETITION. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE COMPANY'S FISCAL YEAR ENDS ON DECEMBER 31.

                                    OVERVIEW

         Metro Information Services, Inc. ("Metro" or the "Company") provides a wide range of information technology ("IT") consulting and custom software development services through 32 offices in the United States and Puerto Rico. The Company's more than 1,800 consultants, 65% of whom are salaried, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, VisualBasic and C++ applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

         Metro's clients operate in a wide variety of industries including communications, distribution, financial services, health care, information technology, manufacturing and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended March 31, 1998, the Company performed IT services for 418 clients (excluding clients that generated less than $25,000 in revenue during such period).

         IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing services arrangements. Substantially all services are billed on a time and materials basis. During the three months ended March 31, 1998, the Company estimates that supplemental IT services accounted for more than 90% and project outsourcing services accounted for less than 10% of the Company's revenue.

         Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients. Between March 31, 1997 and March 31, 1998, the number of full time consultants grew from 1,358 to 1,802, including consultants gained through acquisitions. In addition, over the same period, the Company increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants.

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

         THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         REVENUE. Revenue increased $14.1 million, or 42.6%, to $47.1 million for the three months ended March 31, 1998 from $33.0 million for the three months ended March 31, 1997. This increase is primarily a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants.

         COST OF REVENUE. Cost of revenue increased $9.5 million, or 40.5%, to $32.8 million for the three months ended March 31, 1998 from $23.3 million for the three months ended March 31, 1997. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue decreased to 69.5% for the three months ended March 31, 1998 from 70.6% for the three months ended March 31, 1997 primarily because of bill rates to clients increasing faster than pay rates to consultants during the period.

         GROSS PROFIT. Gross profit increased $4.6 million, or 47.5%, to $14.3 million for the three months ended March 31, 1998 from $9.7 million for the three months ended March 31, 1997. As a percentage of revenue, gross profit increased to 30.5% for the three months ended March 31, 1998 from 29.4% for the three months ended March 31, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.6 million, or 37.7%, to $9.3 million for the three months ended March 31, 1998 from $6.7 million for the three months ended March 31, 1997. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 19.7% for the three months ended March 31, 1998 from 20.4% for the three months ended March 31, 1997.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $154,000, or 64.5%, to $393,000 for the three months ended March 31, 1998 from $239,000 for the three months ended March 31, 1997. This increase is primarily attributable to depreciation on additions to computer equipment and software and, to a lesser extent, amortization of goodwill related to the Company's acquisitions. As a percentage of revenue, depreciation and amortization expense increased to 0.9% for the three months ended March 31, 1998 from 0.7% for the three months ended March 31, 1997.

         OPERATING INCOME. Operating income increased $2.0 million or 70.1%, to $4.7 million for the three months ended March 31, 1998 from $2.7 million for the three months ended March 31, 1997. As a percentage of revenue, operating income increased to 9.9% for the three months ended March 31, 1998 from 8.3% for the three months ended March 31, 1997. The improvement in operating income margin is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

         INTEREST INCOME. Interest income increased by $64,000, or 61.6%, to $168,000 for the three months ended March 31, 1998 from $104,000 for the three months ended March 31, 1997. This change reflects a decrease in the average level of borrowings during the period and investment of a portion of the proceeds of the Company's January 1997 initial public offering of Common Stock in interest bearing instruments.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased $2.0 million, or 69.8%, to $4.8 million for the three months ended March 31, 1998 from $2.8 million for the three months ended March 31, 1997. As a percentage of revenue, income before income taxes increased to 10.3% for the three months ended March 31, 1998 from 8.6% for the three months ended March 31, 1997.

         INCOME TAXES. The Company's effective tax rate was 40% for the three months ended March 31, 1998 and 35.6% for the three months ended March 31, 1997. Income taxes increased $0.9 million or 90.7%, to $1.9 million for the three months ended March 31, 1998 from $1.0 million for the three months ended March 31, 1997. As a percentage of revenue, income taxes increased to 4.1% for the three months ended March 31, 1998 from 3.1% for the three months ended March 31, 1997. In 1996, the Company was an S corporation for federal and certain state income tax purposes. Income taxes for the three months ended March 31, 1997 include a one-time reduction in income tax expense of $125,000, which represents the cumulative effect of the Company converting from an S corporation to a C corporation effective January 1, 1997. Excluding the $125,000 one-time reduction in income taxes, income taxes for the three months ended March 31, 1997 would have been $1.1 million, the Company's effective tax rate would have been 40% and income taxes for the three months ended March 31, 1998 would have represented an increase of $0.8 million or 69.8%.

         NET INCOME. Net income increased $1.1 million, or 58.2%, to $2.9 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. As a percentage of revenue, net income increased to 6.2% for the three months ended March 31, 1998 from 5.5% for the three months ended March 31, 1997.

         EARNINGS PER SHARE. Diluted earnings per share increased $0.06, or 46.2%, to $0.19 for the three months ended March 31, 1998 from $0.13 for the three months ended March 31, 1997. Excluding the $125,000 one-time credit described under `INCOME TAXES' above, diluted earnings per share for the three months ended March 31, 1997 would have been $0.12 and diluted earnings per share for the three months ended March 31, 1998 would have represented an increase of $0.07 or 58.3%.

The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:



                                                       THREE MONTHS ENDED              PERCENTAGE
                                                             MARCH 31,                   CHANGE
                                                      PERCENTAGE OF REVENUE          1998 OVER 1997
                                                     -----------------------         --------------
                                                      1997             1998
                                                     ------            -----
Revenue                                              100.0%            100.0%             42.6%
Cost of revenue                                       70.6              69.5              40.5
                                                     ------            -----
Gross profit                                          29.4              30.5              47.5
                                                     ------            -----
Selling, general and administrative expenses          20.4              19.7              37.7
Depreciation and amortization expense                  0.7               0.9              64.5
                                                     ------            -----
Total operating expenses                              21.1              20.6              38.6
                                                     ------            -----
Operating income                                       8.3               9.9              70.1
Interest income                                        0.3               0.4              61.6
                                                     ------            -----
Income before income taxes                             8.6              10.3              69.8
Income taxes                                           3.1               4.1              90.7
                                                     ------            -----
Net income                                             5.5%              6.2%             58.2
                                                     ------            -----
                                                     ------            -----


SELECTED QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended March 31, 1998, both in dollars and as a percentage of revenue. This information was derived from the unaudited financial statements of the Company which, in the opinion of management, were prepared on the same basis as the financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.


                                                      Gross Profit          Operating Income
                                                     ---------------        ----------------
                                                              % of                    % of
Statements of Income Data                   Revenue  Amount  Revenue        Amount   Revenue
-------------------------                   -------  ------  -------        ------   -------
                                                             (Dollars in thousands)
1995:

         March............................   19,760   5,732     29.0         1,422      7.2
         June.............................   20,695   6,195     29.9         1,683      8.1
         September........................   21,881   6,117     28.0         1,428      6.5
         December.........................   23,568   6,786     28.8           790(1)   3.4(1)

1996:

         March............................   26,328   7,726     29.3         2,107      8.0
         June.............................   27,812   8,452     30.4         2,248      8.1
         September........................   29,142   8,817     30.3         2,431      8.3
         December.........................   30,681   9,216     30.0         2,314      7.5

1997:

         March............................   33,045   9,727     29.4         2,741      8.3
         June.............................   35,883  10,841     30.2         3,409      9.5
         September........................   40,569  12,580     31.0         4,314     10.6
         December.........................   43,080  13,351     31.0         4,612     10.7

1998:

         March............................   47,110  14,346     30.5         4,663      9.9


--------------
(1) Includes the $770,000 of non-recurring, non-cash compensation expense charged to selling, general and administrative expenses accrued in the fourth quarter of 1995 for stock issued for services performed by employees in 1995. Excluding the effect of such expense, income from operations and income from operations as a percentage of revenue for the fourth quarter of 1995 would have been $1.6 million and 6.6%, respectively.

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

                        Liquidity and Capital Resources

         In January 1997, the Company completed an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. Of the 3,100,000 shares, 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company were approximately $33,144,000. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. The Company used $4,352,920 of the proceeds from the initial public offering during the third quarter of 1997 and $1,284,024 during the three months ended March 31, 1998 for the acquisitions of Data Systems Technology, Inc. and DP Career Associates described above.

         The Company made its first sale of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan on September 30, 1997. The Company sold 10,000 shares for an aggregate purchase price of $167,350 on September 30, 1997, 9,984 shares for $184,587 on December 31, 1997 and 12,000 shares for $289,428 on March 31, 1998.

         During the three months ended March 31, 1998, certain employees exercised stock options which vested on December 31, 1997 pursuant to the 1997 Employee Incentive Stock Option Plan. Total proceeds from the issuance of stock for option exercises during the three months ended March 31, 1998 were $105,280.

         The Company funded its operations primarily from cash generated by operations. Net cash provided by operations was $1,383,899 for the three months ended March 31, 1998 and consisted primarily of net income of $2,898,562 and, excluding the effects of acquisitions, increases in accounts receivable of $4,928,862 and accrued compensation and benefits of $2,777,906. The increases in accounts receivable and accrued compensation and benefits are primarily due to the revenue growth experienced during the three months ended March 31, 1998. The Company's working capital was $36,581,000 at March 31, 1998 compared to $34,560,000 at December 31, 1997.

         The Company has $39,900,000 of credit facilities provided in equal amounts by three banks. The facilities have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. At March 31, 1998, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate and, if any borrowings were outstanding under the facilities at March 31, 1998, the rate on such borrowings would have ranged from 6% to 6.6%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

         The credit facilities include several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limit the amount of dividends that can be paid. The covenants also impose limits on incurring additional debt and require a certain debt service coverage ratio to be maintained. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(D) USE OF PROCEEDS FROM REGISTERED SECURITIES. The effective date of the Company's Securities Act registration statement on Form S-1 was January 29, 1997. The Commission file number is 000-22035. Between the effective date and March 31, 1998, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:


                                                        AS PREVIOUSLY             ADDITIONAL
                                                     REPORTED ON FORM 10-     EXPENSES INCURRED       EXPENSES INCURRED
                                                     K FOR PERIOD ENDING          THROUGH              TO DATE AS OF
DIRECT OR INDIRECT PAYMENTS TO OTHERS:                DECEMBER 31, 1997        MARCH 31, 1998          MARCH 31, 1998
--------------------------------------               --------------------     ------------------      -----------------
Underwriting discounts and commissions                   $2,576,000                  --                   $ 2,576,000
Other expenses                                            1,080,366                  --                     1,080,366
                                                         ----------               ---------               -----------
Total expenses                                           $3,656,366                  --                   $ 3,656,366
                                                         ----------               ---------               -----------
                                                         ----------               ---------               -----------
Net offering proceeds after total expenses
 above                                                                                                    $33,143,634
                                                                                                          -----------
                                                                                                          -----------



Between the effective date and March 31, 1998, net offering proceeds of $33,143,634 were used for the following purposes:



                                                     AS PREVIOUSLY REPORTED
                                                     ON FORM 10-K FOR THE                                      USE OF PROCEEDS
                                                         PERIOD ENDING                      CHANGES                THROUGH
DIRECT OR INDIRECT PAYMENTS TO OTHERS:                 DECEMBER 31, 1997              IN USE OF PROCEEDS        MARCH 31, 1998
--------------------------------------               --------------------             ------------------      -----------------
Acquisition of other businesses                           $ 4,352,920                     1,284,024               $ 5,636,944
Repayment of indebtedness                                  11,962,829                        --                    11,962,829
Temporary investments:
   Municipal Bonds                                         16,827,885                    (1,284,024)               15,543,861
                                                          -----------                    ----------               -----------
Total Use of Proceeds                                     $33,143,634                        --                   $33,143,634
                                                          -----------                    ----------               -----------
                                                          -----------                    ----------               -----------



The use of proceeds does not represent a material change in the use of proceeds described in the prospectus. There have been no other changes to the information provided by the Company on Form SR for the period ended April 30, 1997, on Form 10-Q for the period ended September 30, 1997 or on Form 10-K for the period ended December 31, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

     On April 24, 1998, Steven A. Lurus, then the Company's Secretary, Director of Finance and Chief Accounting Officer, tendered his resignation from all positions he holds with the Company effective May 31, 1998. Effective April 30, 1998, Robert J. Eveleigh, Director, Vice President of Finance, Treasurer and Chief Financial Officer of the Company, was named to replace Mr. Lurus as Secretary of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits required by Item 601 of Regulation S-K:

                 ( i )    11 Computation of earnings per share
                 ( ii )   27 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 15th day of May, 1998.

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