Form 10-Q
period 1998-06-30
METRO INFORMATION SERVICES INC
filed 1998-08-12
CIK 1026965

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                  JUNE 30, 1998

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes /X/ No / /


     As of July 31, 1998, the registrant had issued and outstanding 14,851,750 shares of Common Stock, $.01 par value.
-------------------------------------------------------------------------------

                        METRO INFORMATION SERVICES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         Number
PART I.           FINANCIAL INFORMATION:

  ITEM 1.         Statements of Income for the Three Months and
                  Six Months Ended June 30, 1997 and 1998 (unaudited)                     3

                  Balance Sheets as of
                  December 31, 1997 and June 30, 1998 (unaudited)                         4

                  Statement of Changes in Shareholders' Equity for the
                  Six Months Ended June 30, 1998 (unaudited)                              5

                  Statements of Cash Flows for the
                  Six Months Ended June 30, 1997 and 1998 (unaudited)                     6

                  Notes to Financial Statements (unaudited)                               7

  ITEM 2.         Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                        9

PART II.           OTHER INFORMATION                                                     16

SIGNATURES                                                                               18


PART I.    FINANCIAL INFORMATION:

ITEM 1.    FINANCIAL STATEMENTS



                        METRO INFORMATION SERVICES, INC.
                        STATEMENTS OF INCOME (UNAUDITED)



                                                         Three months                 Six months
                                                        ended June 30,              ended June 30,
                                                    -------------------------   -------------------------
                                                        1997          1998          1997          1998
                                                    -----------   -----------   -----------   -----------
Revenue                                             $35,883,470   $52,390,963   $68,928,783   $99,500,478
Cost of revenue                                      25,042,024    36,015,581    48,360,740    68,779,218
                                                    -----------   -----------   -----------   -----------
Gross profit                                         10,841,446    16,375,382    20,568,043    30,721,260
                                                    -----------   -----------   -----------   -----------
Selling, general and administrative expenses          7,178,306    10,218,693    13,925,330    19,509,150
Depreciation and amortization expense                   253,893       441,489       492,637       834,177
                                                    -----------   -----------   -----------   -----------
     Total operating expenses                         7,432,199    10,660,182    14,417,967    20,343,327
                                                    -----------   -----------   -----------   -----------
Operating income                                      3,409,247     5,715,200     6,150,076    10,377,933
Net interest income                                     224,670       216,214       328,754       384,417
                                                    -----------   -----------   -----------   -----------
Income before income taxes                            3,633,917     5,931,414     6,478,830    10,762,350
Income taxes (Note 5)                                 1,453,567     2,372,566     2,466,608     4,304,940
                                                    -----------   -----------   -----------   -----------
Net income                                          $ 2,180,350   $ 3,558,848   $ 4,012,222   $ 6,457,410
                                                    ===========   ===========   ===========   ===========
Net income per share:
     Basic                                          $      0.15   $      0.24   $      0.28   $      0.44
                                                    ===========   ===========   ===========   ===========
     Diluted                                        $      0.15   $      0.24   $      0.28   $      0.43
                                                    ===========   ===========   ===========   ===========
Weighted average number of shares of common stock
 and common stock equivalents outstanding:
     Basic                                           14,800,000    14,840,325    14,416,667    14,831,858
                                                    ===========   ===========   ===========   ===========
     Diluted                                         14,810,095    15,017,969    14,427,563    15,003,516
                                                    ===========   ===========   ===========   ===========



See accompanying notes to financial statements

                        METRO INFORMATION SERVICES, INC.
                                 BALANCE SHEETS


                                                                          December 31,    June 30,
                                                                              1997          1998
                                                                         -----------   -----------
Assets
------                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                           $22,028,594   $19,506,638
     Accounts receivable, net                                             24,136,582    32,888,562
     Prepaid expenses                                                        402,115       530,326
     Deferred income taxes (Note 5)                                          662,687       841,297
                                                                         -----------   -----------
        Total current assets                                              47,229,978    53,766,823
Property and equipment, net                                                5,672,548     8,065,897
Goodwill, net (Notes 3 and 4)                                              5,327,622     5,221,769
Other assets                                                                 303,067       199,435
                                                                         -----------   -----------
        Total assets                                                     $58,533,215   $67,253,924
                                                                         ===========   ===========



Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
     Accounts payable                                                    $ 4,118,209   $ 2,474,330
     Accrued compensation and benefits                                     8,551,501    11,580,453
                                                                         -----------   -----------
        Total current liabilities                                         12,669,710    14,054,783
Deferred income taxes (Note 5)                                               735,632       901,303
                                                                         -----------   -----------
        Total liabilities                                                 13,405,342    14,956,086
                                                                         -----------   -----------
Shareholders' equity
        Preferred stock, $0.01 par value; authorized
          1,000,000 shares; none issued and outstanding                         --            --
        Common stock, $0.01 par value, authorized
          50,000,000 shares; issued and outstanding
          14,819,984 shares at December 31, 1997,
          14,850,530 shares at June 30, 1998 (Note 6)                        148,200       148,505
        Paid in capital                                                   36,085,946    36,798,196
        Retained earnings                                                  8,893,727    15,351,137
                                                                         -----------   -----------
           Total shareholders' equity                                     45,127,873    52,297,838
                                                                         -----------   -----------
              Total liabilities and shareholders' equity                 $58,533,215   $67,253,924
                                                                         ===========   ===========

See accompanying notes to financial statements

                        METRO INFORMATION SERVICES, INC.
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                Shareholders' Equity
                                           -------------------------------------------------------------
                                               Common Stock          Paid in       Retained
                                           --------------------
                                           Shares        Amount      Capital       Earnings        Total
                                           ------        ------      -------       --------        -----
BALANCE AS OF DECEMBER 31, 1997          14,819,984   $   148,200   $36,085,946   $ 8,893,727   $45,127,873

Net proceeds from issuance of
     21,486 shares of common stock to
     Employee Stock Purchase Plan            21,486           215       567,380          --     $   567,595

Net proceeds from issuance of
     9,060 shares on exercise of
     incentive stock options                  9,060            90       144,870          --     $   144,960

Net income                                     --            --            --       6,457,410   $ 6,457,410
                                        -----------   -----------   -----------   -----------   -----------

BALANCE AS OF JUNE 30, 1998              14,850,530   $   148,505   $36,798,196   $15,351,137   $52,297,838
                                        ===========   ===========   ===========   ===========   ===========



See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                                       Six months
                                                                                                     ended June 30
                                                                                         -------------------------------------
                                                                                                1997               1998
                                                                                         ------------------    ---------------
Cash flows from operating activities:
      Net income                                                                             $ 4,012,222        $ 6,457,410
      Adjustments to reconcile net income to net
            cash provided by operating activities:
         Depreciation and amortization - cost of revenue                                               -             20,239
         Depreciation and amortization - selling, general & administrative expenses              506,334            834,177
         Net loss on sale of property and equipment                                               36,623             14,412
         Deferred income taxes                                                                  (391,254)           (12,939)
         Changes in operating assets and liabilities increasing (decreasing)
                 cash, net of the effects of acquisitions:
                       Accounts receivable                                                    (4,646,013)        (8,751,980)
                       Prepaid expenses                                                         (294,917)          (128,211)
                       Other assets                                                             (191,680)           119,607
                       Accounts payable                                                          715,909           (359,855)
                       Accrued compensation and benefits                                       1,744,910          3,028,952
                                                                                       ------------------    ---------------
                            Net cash provided by operating activities                          1,492,134          1,221,812
                                                                                       ------------------    ---------------

Cash flows from investing activities:
      Acquisition of property and equipment                                                   (1,200,468)        (1,910,507)
      Acquisition of computer software                                                                 -         (1,264,886)
      Acquisition of businesses                                                                        -         (1,284,024)
      Proceeds from sale of property and equipment                                                 9,200              3,094
                                                                                       ------------------    ---------------
                            Net cash used in investing activities                             (1,191,268)        (4,456,323)
                                                                                       ------------------    ---------------

Cash flows from financing activities:
      Net repayments under line of credit                                                     (2,547,388)                 -
      Decrease in other assets related to issuance of 2,300,000 shares                           471,849                  -
      Proceeds from issuance of 2,300,000 shares                                              33,143,634                  -
      Proceeds from issuance of shares to Employee Stock Purchase Plan                                 -            567,595
      Proceeds from issuance of shares on exercise of incentive stock options                          -            144,960
      Distributions to shareholders                                                           (9,000,000)                 -
                                                                                       ------------------    ---------------
                            Net cash provided by financing activities                         22,068,095            712,555
                                                                                       ------------------    ---------------
Net increase (decrease) in cash and cash equivalents                                          22,368,961         (2,521,956)

Cash and cash equivalents at beginning of period                                                 157,372         22,028,594
                                                                                       ------------------    ---------------

Cash and cash equivalents at end of period                                                  $ 22,526,333       $ 19,506,638
                                                                                       ==================    ===============

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                $     36,607       $     10,557
                                                                                       ==================    ===============
      Cash paid for income taxes                                                            $  2,502,400       $  3,441,679
                                                                                       ==================    ===============

See accompanying notes to financial statements.

                       METRO INFORMATION SERVICES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)



1.       Basis of Presentation

         The information presented for June 30, 1997 and 1998, and for the three-month and six-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1998 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1997 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035). Certain 1997 amounts have been reclassified for comparability with the 1998 financial statement presentation.

         Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

2.       Internal Use Software Costs

         On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This SOP provides guidance on capitalizing certain costs related to computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company adopted the SOP effective January 1, 1998. The SOP causes amounts that otherwise would have been charged to selling, general and administrative expenses in the period incurred to be capitalized and amortized over the useful life of the computer software, typically three to seven years. Although the full impact of this SOP on future periods has not been estimated, management of the Company expects the SOP will have a favorable impact on the Company's 1998 financial statements. Through June 30, 1998, $382,000 in costs have been capitalized by the Company pursuant to this SOP. For the three and six months ended June 30, 1998, the effect of this change in accounting was to increase net income by $142,000 and $229,000, respectively, increase basic net income per share by $0.01 and $0.02, respectively, and increase diluted net income per share by $0.01 for both periods. Because the SOP requires that computer software be ready for its intended use before amortization begins, no amortization expense has been recognized for these amounts through June 30, 1998.

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

5.       Income Taxes

         Before January 1, 1997, the Company, with the consent of its shareholders, was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that, in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Effective January 1, 1997, the Company terminated its S Corporation election and became a C Corporation subject to corporate income taxes. The cumulative effect of this change, through June 30, 1997, was to reduce income taxes appearing on the Statement of Income for the six months ended June 30, 1997 by $125,000 and create a current deferred tax asset and a long-term deferred tax liability. The balances of the deferred tax accounts at December 31, 1997 and June 30, 1998 relate primarily to differences in the timing of deductions of health care claims reserves, vacation liabilities, depreciation and amortization for financial statement and tax purposes.

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

7.       Credit Facilities

         The Company maintains credit facilities of $39,900,000. The facilities are provided in equal amounts by three banks and have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time, interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. At June 30, 1998 and December 31, 1997, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate and, if any borrowings were outstanding under the facilities at June 30, 1998, the rate on such borrowings would have ranged from 6.0% to 6.6%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

8.        Risk Factors

         Readers of the Financial Statements are encouraged to refer to the Company's 1997 Annual Report on Form 10-K for a discussion of risk factors, including those under the heading 'YEAR 2000 ISSUES.'

PART I
ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                    OVERVIEW

         Metro Information Services, Inc. ("Metro" or the "Company") provides a wide range of information technology ("IT") consulting and custom software development services through 33 offices in the United States and Puerto Rico. The Company's more than 1,950 consultants, 62% of whom are salaried, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, VisualBasic and C++ applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

         Metro's clients operate in a wide variety of industries including communications, distribution, financial services, health care, information technology, manufacturing and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended June 30, 1998, the Company performed IT services for 436 clients (excluding clients that generated less than $25,000 in revenue during such period).

         IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing services arrangements. Substantially all services are billed on a time and materials basis. During the three months ended June 30, 1998, the Company estimates that supplemental IT services accounted for more than 90% and project outsourcing services accounted for less than 10% of the Company's revenue.

         Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients. Between June 30, 1997 and June 30, 1998, the number of full time consultants grew from 1,442 to 1,980, including consultants gained through acquisitions. In addition, over the same period, the Company increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants.

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

         THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         REVENUE. Revenue increased $16.5 million, or 46.0%, to $52.4 million for the three months ended June 30, 1998 from $35.9 million for the three months ended June 30, 1997. This increase is primarily a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants.

         COST OF REVENUE. Cost of revenue increased $11.0 million, or 43.8%, to $36.0 million for the three months ended June 30, 1998 from $25.0 million for the three months ended June 30, 1997. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue decreased to 68.7% for the three months ended June 30, 1998 from 69.8% for the three months ended June 30, 1997 primarily because of bill rates to clients increasing faster than pay rates to consultants during the period.

         GROSS PROFIT. Gross profit increased $5.6 million, or 51.0%, to $16.4 million for the three months ended June 30, 1998 from $10.8 million for the three months ended June 30, 1997. As a percentage of revenue, gross profit increased to 31.3% for the three months ended June 30, 1998 from 30.2% for the three months ended June 30, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.0 million, or 42.4%, to $10.2 million for the three months ended June 30, 1998 from $7.2 million for the three months ended June 30, 1997. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 19.5% for the three months ended June 30, 1998 from 20.0% for the three months ended June 30, 1997.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $187,000, or 73.9%, to $441,000 for the three months ended June 30, 1998 from $254,000 for the three months ended June 30, 1997. This increase is primarily attributable to depreciation on additions to computer equipment and software and, to a lesser extent, amortization of goodwill related to the Company's acquisitions. As a percentage of revenue, depreciation and amortization expense increased to 0.9% for the three months ended June 30, 1998 from 0.7% for the three months ended June 30, 1997.

         OPERATING INCOME. Operating income increased $2.3 million, or 67.6%, to $5.7 million for the three months ended June 30, 1998 from $3.4 million for the three months ended June 30, 1997. As a percentage of revenue, operating income increased to 10.9% for the three months ended June 30, 1998 from 9.5% for the three months ended June 30, 1997. The improvement in operating income margin is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

         NET INTEREST INCOME. Interest income decreased by $9,000, or 3.8%, to $216,000 for the three months ended June 30, 1998 from $225,000 for the three months ended June 30, 1997.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased $2.3 million, or 63.2%, to $5.9 million for the three months ended June 30, 1998 from $3.6 million for the three months ended June 30, 1997. As a percentage of revenue, income before income taxes increased to 11.3% for the three months ended June 30, 1998 from 10.1% for the three months ended June 30, 1997.

         INCOME TAXES. The Company's effective tax rate was 40% for the three months ended June 30, 1998 and 1997. Income taxes increased $0.9 million or 63.2%, to $2.4 million for the three months ended June 30, 1998 from $1.5 million for the three months ended June 30, 1997. As a percentage of revenue, income taxes increased to 4.5% for the three months ended June 30, 1998 from 4.0% for the three months ended June 30, 1997.

         NET INCOME. Net income increased $1.4 million, or 63.2%, to $3.6 million for the three months ended June 30, 1998 from $2.2 million for the three months ended June 30, 1997. As a percentage of revenue, net income increased to 6.8% for the three months ended June 30, 1998 from 6.1% for the three months ended June 30, 1997.

         NET INCOME PER SHARE. Diluted net income per share increased $0.09, or 60.0%, to $0.24 for the three months ended June 30, 1998 from $0.15 for the three months ended June 30, 1997.

         SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30,
         1997

         REVENUE. Revenue increased $30.6 million, or 44.4%, to $99.5 million for the six months ended June 30, 1998 from $68.9 million for the six months ended June 30, 1997. This increase is primarily a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants.

         COST OF REVENUE. Cost of revenue increased $20.4 million, or 42.2%, to $68.8 million for the six months ended June 30, 1998 from $48.4 million for the six months ended June 30, 1997. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue decreased to 69.1% for the six months ended June 30, 1998 from 70.2% for the six months ended June 30, 1997 primarily because of bill rates to clients increasing faster than pay rates to consultants during the period.

         GROSS PROFIT. Gross profit increased $10.1 million, or 49.4%, to $30.7 million for the six months ended June 30, 1998 from $20.6 million for the six months ended June 30, 1997. As a percentage of revenue, gross profit increased to 30.9% for the six months ended June 30, 1998 from 29.8% for the six months ended June 30, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.6 million, or 40.1%, to $19.5 million for the six months ended June 30, 1998 from $13.9 million for the six months ended June 30, 1997. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 19.6% for the six months ended June 30, 1998 from 20.2% for the six months ended June 30, 1997.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $341,000, or 69.3%, to $834,000 for the six months ended June 30, 1998 from $493,000 for the six months ended June 30, 1997. This increase is primarily attributable to depreciation on additions to computer equipment and software and, to a lesser extent, amortization of goodwill related to the Company's acquisitions. As a percentage of revenue, depreciation and amortization expense increased to 0.9% for the six months ended June 30, 1998 from 0.7% for the six months ended June 30, 1997.

         OPERATING INCOME. Operating income increased $4.2 million, or 68.7%, to $10.4 million for the six months ended June 30, 1998 from $6.2 million for the six months ended June 30, 1997. As a percentage of revenue, operating income increased to 10.4% for the six months ended June 30, 1998 from 8.9% for the six months ended June 30, 1997. The improvement in operating income margin is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

         NET INTEREST INCOME. Interest income increased by $55,000, or 16.9%, to $384,000 for the six months ended June 30, 1998 from $329,000 for the six months ended June 30, 1997. This change reflects a decrease in the average level of borrowings during the period and investment of a portion of the proceeds of the Company's January 1997 initial public offering of Common Stock in interest bearing instruments.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased $4.3 million, or 66.1%, to $10.8 million for the six months ended June 30, 1998 from $6.5 million for the six months ended June 30, 1997. As a percentage of revenue, income before income taxes increased to 10.8% for the six months ended June 30, 1998 from 9.4% for the six months ended June 30, 1997.

         INCOME TAXES. The Company's effective tax rate was 40% for the six months ended June 30, 1998 and 38.1% for the six months ended June 30, 1997. Income taxes increased $1.8 million or 74.5%, to $4.3 million for the six months ended June 30, 1998 from $2.5 million for the six months ended June 30, 1997. As a percentage of revenue, income taxes increased to 4.3% for the six months ended June 30, 1998 from 3.6% for the six months ended June 30, 1997. In 1996, the Company was an S corporation for federal and certain state income tax purposes. Income taxes for the six months ended June 30, 1997 include a one-time reduction in income tax expense of $125,000, which represents the cumulative effect of the Company converting from an S corporation to a C corporation effective January 1, 1997. Excluding the $125,000 one-time reduction in income taxes, income taxes for the six months ended June 30, 1997 would have been $2.6 million, the Company's effective tax rate would have been 40% and income taxes for the six months ended June 30, 1998 would have represented an increase of $1.7 million or 66.1%.

         NET INCOME. Net income increased $2.5 million, or 60.9%, to $6.5 million for the six months ended June 30, 1998 from $4.0 million for the six months ended June 30, 1997. As a percentage of revenue, net income increased to 6.5% for the six months ended June 30, 1998 from 5.8% for the six months ended June 30, 1997.

         NET INCOME PER SHARE. Diluted net income per share increased $0.15, or 53.6%, to $0.43 for the six months ended June 30, 1998 from $0.28 for the six months ended June 30, 1997. Excluding the $125,000 one-time credit described under 'INCOME TAXES' above, diluted net income per share for the six months ended June 30, 1997 would have been $0.27 and diluted net income per share for the six months ended June 30, 1998 would have represented an increase of $0.16 or 59.3%.

The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

                                                           PERCENTAGE OF REVENUE
                                                ----------------------------------------
                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,               JUNE 30,
                                                -------------------    -----------------
                                                  1997        1998      1997       1998
                                                 ------      ------    ------     ------
Revenue........................................  100.0%      100.0%    100.0%     100.0%
Cost of revenue................................   69.8        68.7      70.2       69.1
Gross profit...................................   30.2        31.3      29.8       30.9
Selling, general and administrative expenses...   20.0        19.5      20.2       19.6
Depreciation and amortization expense..........    0.7         0.9       0.7        0.9
Total operating expenses.......................   20.7        20.4      20.9       20.5
Operating income...............................    9.5        10.9       8.9       10.4
Interest income................................    0.6         0.4       0.5        0.4
Income before income taxes.....................   10.1        11.3       9.4       10.8
Income taxes...................................    4.0         4.5       3.6        4.3
Net income.....................................    6.1%        6.8%      5.8%       6.5%



                                                               PERCENTAGE CHANGE
                                                                 1998 OVER 1997
                                                          ---------------------------
                                                          THREE MONTHS     SIX MONTHS
                                                             ENDED            ENDED
                                                            JUNE 30,         JUNE 30,
                                                          ------------     ---------
Revenue........................................               46.0%           44.4%
Cost of revenue................................               43.8%           42.2%
Gross profit...................................               51.0%           49.4%
Selling, general and administrative expenses...               42.4%           40.1%
Depreciation and amortization expense..........               73.9%           69.3%
Total operating expenses.......................               43.4%           41.1%
Operating income...............................               67.6%           68.7%
Interest income................................               (3.8%)          16.9%
Income before income taxes.....................               63.2%           66.1%
Income taxes...................................               63.2%           74.5%
Net income.....................................               63.2%           60.9%


SELECTED QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended June 30, 1998, both in dollars and as a percentage of revenue. This information was derived from the unaudited financial statements of the Company which, in the opinion of management, were prepared on the same basis as the financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.



                                                                      Gross Profit             Operating Income
                                                                   --------------------     ------------------------
                                                                                 % of                          % of
Statements of Income Data                                Revenue      Amount    Revenue        Amount        Revenue
--------------------------                               -------     -------    -------        ------        -------
                                                                           (Dollars in thousands)
1995:
         June.........................................     20,695     6,195       29.9         1,683            8.1
         September....................................     21,881     6,117       28.0         1,428            6.5
         December.....................................     23,568     6,786       28.8           790(1)         3.4(1)
1996:
         March........................................     26,328     7,726       29.3         2,107            8.0
         June.........................................     27,812     8,452       30.4         2,248            8.1
         September....................................     29,142     8,817       30.3         2,431            8.3
         December.....................................     30,681     9,216       30.0         2,314            7.5
1997:
         March........................................     33,045     9,727       29.4         2,741            8.3
         June.........................................     35,883    10,841       30.2         3,409            9.5
         September....................................     40,569    12,580       31.0         4,314           10.6
         December.....................................     43,080    13,351       31.0         4,612           10.7
1998:
         March........................................     47,110    14,346       30.5         4,663            9.9
         June.........................................     52,391    16,375       31.3         5,715           10.9

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

                         LIQUIDITY AND CAPITAL RESOURCES

         In January 1997, the Company completed an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. Of the 3,100,000 shares, 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company were approximately $33,144,000. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. The Company used $4,352,920 of the proceeds from the initial public offering during the third quarter of 1997 and $1,284,024 during the first quarter of 1998 for the acquisitions of Data Systems Technology, Inc. and DP Career Associates described above.

         The Company made its first sale of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan on September 30, 1997. The Company sold 10,000 shares for an aggregate purchase price of $167,350 on September 30, 1997, 9,984 shares for $184,587 on December 31, 1997, 12,000 shares for $289,428 on March 31, 1998 and 9,486 shares for $278,167 on June 30, 1998.

         During the six months ended June 30, 1998, certain employees exercised stock options which vested on December 31, 1997 pursuant to the 1997 Employee Incentive Stock Option Plan. Total proceeds from the issuance of stock for option exercises during the six months ended June 30, 1998 were $144,960.

         The Company funded its operations primarily from cash generated by operations. Net cash provided by operations was $1,221,812 for the six months ended June 30, 1998 and consisted primarily of net income of $6,457,410 and, excluding the effects of acquisitions, increases in accounts receivable of $8,751,980 and accrued compensation and benefits of $3,028,952. The increases in accounts receivable and accrued compensation and benefits are primarily due to the revenue growth experienced during the six months ended June 30, 1998. The Company's working capital was $39,712,000 at June 30, 1998 compared to $34,560,000 at December 31, 1997.

         The Company's investing activities include $1,264,886 spent on developing new computer systems for financial accounting, human resources and payroll activities. These systems, which the Company expects to deploy in 1999, are expected to provide enhanced information processing capabilities and integration. Management expects these systems will be year 2000 compliant. A combination of Metro employees and outside consultants will implement these systems. The Company's current estimate of the cost of these systems is $2.2 million. The Company expects to capitalize and amortize these costs over these systems' useful lives.

         The Company has $39,900,000 of credit facilities provided in equal amounts by three banks. The facilities have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. At June 30, 1998, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate and, if any borrowings were outstanding under the facilities at June 30, 1998, the rate on such borrowings would have ranged from 6.0% to 6.6%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(D) USE OF PROCEEDS FROM REGISTERED SECURITIES. The effective date of the Company's Securities Act registration statement on Form S-1 was January 29, 1997. The Commission file number is 000-22035. Between the effective date and June 30, 1998, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

                                              AS PREVIOUSLY REPORTED
                                               ON FORM 10-Q FOR THE       ADDITIONAL EXPENSES    EXPENSES INCURRED TO
                                                   PERIOD ENDING            INCURRED THROUGH          DATE AS OF
DIRECT OR INDIRECT PAYMENTS TO OTHERS:             MARCH 31, 1998             JUNE 30, 1998          JUNE 30, 1998
-------------------------------------        ----------------------       -------------------    --------------------
Underwriting discounts and commissions             $ 2,576,000                    ---                $ 2,576,000
Other expenses                                       1,080,366                    ---                  1,080,366
                                                   -----------                 ---------            ------------
Total expenses                                     $ 3,656,366                    ---                $ 3,656,366
                                                   -----------                 ---------             -----------
                                                   -----------                 ---------             -----------
Net offering proceeds after total expenses
  above                                                                                              $33,143,634
                                                                                                     -----------
                                                                                                     -----------

Between the effective date and June 30, 1998, net offering proceeds of $33,143,634 were used for the following purposes:

                                               AS PREVIOUSLY REPORTED
                                               ON FORM 10-Q FOR THE                              USE OF PROCEEDS
                                                   PERIOD ENDING              CHANGES                THROUGH
DIRECT OR INDIRECT PAYMENTS TO OTHERS:            MARCH 31, 1998         IN USE OF PROCEEDS       JUNE 30, 1998
---------------------------------------        ----------------------    ------------------      ---------------
Acquisition of other businesses                     $ 5,636,944                  --                $ 5,636,944
Repayment of indebtedness                            11,962,829                  --                 11,962,829
Temporary investments:
     Municipal Bonds                                 15,543,861                  --                 15,543,861
                                                     ----------               --------             -----------
Total Use of Proceeds                               $33,143,634                  --                $33,143,634
                                                     ----------               --------             -----------
                                                     ----------               --------             -----------

The use of proceeds does not represent a material change in the use of proceeds described in the prospectus. There have been no other changes to the information provided by the Company on Form SR for the period ended April 30, 1997, on Form 10-Q for the period ended September 30, 1997, on Form 10-K for the period ended December 31, 1997 or on Form 10-Q for the period ended March 31, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of Metro Information Services, Inc. held on June 9, 1998, the following matters were voted on with the results indicated below.

         1) Election of two Class 2 Directors to serve for a term of three years or until a successor is elected.

                                        FOR                       WITHHELD
                                    ----------                    --------
         Ray E. Becker              12,743,705                      22,463
         Andrew J. Downing          12,743,453                      22,715

         The term of office of directors Robert J. Eveleigh, John H. Fain and A. Eugene Loving, Jr.
         continued after the meeting.

         2) Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the year ending
         December 31, 1998.

                        FOR                         AGAINST              ABSTAIN
                        ---                         -------              -------
                     12,761,219                     3,558                1,391

         3) Amendment of the Metro Information Services, Inc. Employee Stock Purchase Plan to no longer allow terminated staff members to purchase stock after their termination of employment.

                       FOR                 AGAINST              ABSTAIN           BROKER NON-VOTES
                       ---                 -------              -------           ----------------
                  12,707,396              56,227                 2,545                     0

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K:

                  ( i )    11 Computation of net income per share
                  ( ii )   27 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 12th day of August, 1998.


                           Metro Information Services, Inc.

                              By /s/  John H. Fain
                                 --------------------------------
                                      John H. Fain
                              PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER

                              By /s/  Robert J. Eveleigh
                                 ----------------------------------
                                      Robert J. Eveleigh
                              PRINCIPAL FINANCIAL OFFICER