Form 10-Q
period 1998-09-30
METRO INFORMATION SERVICES INC
filed 1998-11-16
CIK 1026965

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998

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

                                 (757) 486-1900
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the
filing requirements for the past 90 days.   Yes   /X/    No  / /
                                                ------     ------

     As of October 31, 1998, the registrant had issued and outstanding 14,865,530 shares of Common Stock, $.01 par value.



--------------------------------------------------------------------------------

                        METRO INFORMATION SERVICES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                             Page
                                                                             Number
PART I.      FINANCIAL INFORMATION:

  ITEM 1.    Statements of Income for the Three Months and
             Nine Months Ended September 30, 1997 and 1998 (unaudited)          3

             Balance Sheets as of
             December 31, 1997 and September 30, 1998 (unaudited)               4

             Statement of Changes in Shareholders' Equity for the
             Nine Months Ended September 30, 1998 (unaudited)                   5

             Statements of Cash Flows for the
             Nine Months Ended September 30, 1997 and 1998 (unaudited)          6

             Notes to Financial Statements (unaudited)                          7

  ITEM 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations                   9

PART II.     OTHER INFORMATION                                                 20

SIGNATURES                                                                     22

PART I.    FINANCIAL INFORMATION:

ITEM 1.    FINANCIAL STATEMENTS

                        METRO INFORMATION SERVICES, INC.
                        STATEMENTS OF INCOME (UNAUDITED)

                                                               Three months                     Nine months
                                                            ended September 30,             ended September 30,
                                                      -----------------------------     -----------------------------
                                                          1997             1998             1997             1998
                                                      ------------     ------------     ------------     ------------
Revenue                                               $ 40,569,201     $ 56,592,510     $109,497,985     $156,092,988
Cost of revenue                                         27,989,310       39,296,852       76,350,051      108,076,070
                                                      ------------     ------------     ------------     ------------
Gross profit                                            12,579,891       17,295,658       33,147,934       48,016,918
                                                      ------------     ------------     ------------     ------------
Selling, general and administrative expenses             7,943,253       10,283,462       21,868,582       29,792,612
Depreciation and amortization expense                      322,634          473,754          815,271        1,307,931
                                                      ------------     ------------     ------------     ------------
     Total operating expenses                            8,265,887       10,757,216       22,683,853       31,100,543
                                                      ------------     ------------     ------------     ------------
Operating income                                         4,314,004        6,538,442       10,464,081       16,916,375
Net interest income                                        190,726          212,878          519,480          597,295
                                                      ------------     ------------     ------------     ------------
Income before income taxes                               4,504,730        6,751,320       10,983,561       17,513,670
Income taxes (Note 6)                                    1,801,892        2,700,528        4,268,501        7,005,468
                                                      ------------     ------------     ------------     ------------
Net income                                            $  2,702,838     $  4,050,792     $  6,715,060     $ 10,508,202
                                                      ------------     ------------     ------------     ------------
                                                      ------------     ------------     ------------     ------------
Net income per share:
     Basic                                            $       0.18     $       0.27     $       0.46     $       0.71
                                                      ------------     ------------     ------------     ------------
                                                      ------------     ------------     ------------     ------------
     Diluted                                          $       0.18     $       0.27     $       0.46     $       0.70
                                                      ------------     ------------     ------------     ------------
                                                      ------------     ------------     ------------     ------------
Weighted average number of shares of common stock
   and common stock equivalents outstanding
     Basic                                              14,800,109       14,851,919       14,544,481       14,838,618
                                                      ------------     ------------     ------------     ------------
                                                      ------------     ------------     ------------     ------------
     Diluted                                            14,871,265       15,031,537       14,575,463       15,012,930
                                                      ------------     ------------     ------------     ------------
                                                      ------------     ------------     ------------     ------------


See accompanying notes to financial statements

                        METRO INFORMATION SERVICES, INC.
                                 BALANCE SHEETS


                                                                December 31,     September 30,
                                                                   1997             1998
                                                                -----------      -----------
                                                                                 (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents (Note 2)                         $22,028,594      $23,421,227
     Accounts receivable, net                                    24,136,582       36,102,264
     Prepaid expenses                                               402,115          439,923
     Deferred income taxes (Note 6)                                 662,687          612,063
                                                                -----------      -----------
        Total current assets                                     47,229,978       60,575,477
Property and equipment, net                                       5,672,548        9,069,513
Goodwill, net (Notes 4 and 5)                                     5,327,622        5,529,605
Other assets                                                        303,067          166,651
                                                                -----------      -----------
        Total assets                                            $58,533,215      $75,341,246
                                                                -----------      -----------
                                                                -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable (Note 2)                                  $ 4,118,209      $ 5,547,277
     Accrued compensation and benefits                            8,551,501       12,080,811
                                                                -----------      -----------
        Total current liabilities                                12,669,710       17,628,088
Deferred income taxes (Note 6)                                      735,632          976,992
                                                                -----------      -----------
        Total liabilities                                        13,405,342       18,605,080
                                                                -----------      -----------
Shareholders' equity
        Preferred stock, $0.01 par value; authorized
          1,000,000 shares; none issued and outstanding                --               --
        Common stock, $0.01 par value, authorized
          50,000,000 shares; issued and outstanding
          14,819,984 shares at December 31, 1997,
          14,865,530 shares at September 30, 1998 (Note 7)          148,200          148,655
        Paid in capital                                          36,085,946       37,185,582
        Retained earnings                                         8,893,727       19,401,929
                                                                -----------      -----------
           Total shareholders' equity                            45,127,873       56,736,166
                                                                -----------      -----------
              Total liabilities and shareholders' equity        $58,533,215      $75,341,246
                                                                -----------      -----------
                                                                -----------      -----------

See accompanying notes to financial statements

                        METRO INFORMATION SERVICES, INC.
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                            Shareholders' Equity
                                              -----------------------------------------------------------------------------------
                                                      Common Stock
                                              -----------------------------        Paid in           Retained
                                                 Shares            Amount          Capital           Earnings           Total
                                              -----------       -----------       -----------       -----------       -----------
BALANCE AS OF DECEMBER 31, 1997                14,819,984       $   148,200       $36,085,946       $ 8,893,727       $45,127,873

Net proceeds from issuance of
     34,786 shares of common stock to
     Employee Stock Purchase Plan                  34,786               348           927,583              --         $   927,931

Net proceeds from issuance of
     shares of common stock to Employee
     Incentive Stock Option Plan                   10,760               107           172,053              --         $   172,160

Net income                                           --                --                --          10,508,202       $10,508,202
                                              -----------       -----------       -----------       -----------       -----------

BALANCE AS OF SEPTEMBER 30, 1998               14,865,530       $   148,655       $37,185,582       $19,401,929       $56,736,166
                                              -----------       -----------       -----------       -----------       -----------
                                              -----------       -----------       -----------       -----------       -----------


See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                 Nine months
                                                                                              ended September 30
                                                                                        --------------------------------
                                                                                            1997                1998
                                                                                        ------------        ------------
Cash flows from operating activities:
    Net income                                                                          $  6,715,060        $ 10,508,202
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization - cost of revenue                                        21,213              34,998
       Depreciation and amortization - selling, general & administrative expenses            815,271           1,307,931
       Net loss on sale of property and equipment                                             35,983              19,120
       Deferred income taxes                                                                (228,994)            291,984
       Changes in operating assets and liabilities increasing (decreasing) cash, net of the effects of acquisitions:
                 Restricted cash (Note 2)                                                       --             1,688,000
                 Accounts receivable                                                      (7,403,998)        (11,965,682)
                 Prepaid expenses                                                           (219,033)            (37,808)
                 Other assets                                                                (62,542)           (203,678)
                 Accounts payable                                                          1,087,884           1,389,067
                 Accrued compensation and benefits                                         2,394,601           3,529,310
                                                                                        ------------        ------------
                     Net cash provided by operating activities                             3,155,445           6,561,444
                                                                                        ------------        ------------
Cash flows from investing activities:
    Acquisition of property and equipment                                                 (1,750,903)         (2,876,755)
    Acquisition of computer software                                                            --            (1,747,672)
    Acquisition of businesses                                                             (4,352,920)         (1,647,999)
    Proceeds from sale of property and equipment                                              14,193               3,524
                                                                                        ------------        ------------
                     Net cash used in investing activities                                (6,089,630)         (6,268,902)
                                                                                        ------------        ------------
Cash flows from financing activities:
    Net repayments under line of credit                                                   (2,547,388)               --
    Decrease in other assets related to issuance of 2,300,000 shares                         471,849                --
    Proceeds from issuance of 2,300,000 shares                                            33,143,634                --
    Proceeds from issuance of shares to Employee Stock Purchase Plan                         167,350             927,931
    Proceeds from issuance of shares on exercise of incentive stock options                     --               172,160
    Distributions to shareholders                                                         (9,000,000)               --
                                                                                        ------------        ------------
                     Net cash provided by financing activities                            22,235,445           1,100,091
                                                                                        ------------        ------------
Net increase in cash and cash equivalents                                                 19,301,260           1,392,633

Cash and cash equivalents at beginning of period                                             157,372          22,028,594
                                                                                        ------------        ------------
Cash and cash equivalents at end of period                                              $ 19,458,632        $ 23,421,227
                                                                                        ------------        ------------
                                                                                        ------------        ------------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                              $     40,589        $     25,453
                                                                                        ------------        ------------
                                                                                        ------------        ------------
    Cash paid for income taxes                                                          $  4,307,557        $  6,085,332
                                                                                        ------------        ------------
                                                                                        ------------        ------------

See accompanying notes to financial statements.

                        METRO INFORMATION SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The information presented for September 30, 1997 and 1998, and for the three-month and nine-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1998 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 1997 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035). Certain 1997 amounts have been reclassified for comparability with the 1998 financial statement presentation.

         Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

2.       Restricted Cash

         Metro has agreed to act as payment agent for a client on an information technology project. As of September 30, 1998, the Company held $1,688,000 of restricted cash for this client. This amount is included in cash and cash equivalents and accounts payable. Client approved project invoices will be paid out of the restricted cash held and Metro will remit any remaining restricted cash to the client at the end of the project. Metro is not obligated to pay invoices that exceed the amount of the restricted cash held.

3.       Internal Use Software Costs

         On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This SOP provides guidance on capitalizing certain costs related to computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The Company adopted the SOP effective January 1, 1998. The SOP causes amounts that otherwise would have been charged to selling, general and administrative expenses in the period incurred to be capitalized and amortized over the useful life of the computer software, typically three to seven years. Although the full impact of this SOP on future periods has not been estimated, management of the Company expects the SOP will have a favorable impact on the Company's 1998 financial statements. Through September 30, 1998, $720,000 in costs have been capitalized by the Company pursuant to this SOP. For the three and nine months ended September 30, 1998, the effect of this change in accounting was to increase net income by $203,000 and $432,000, respectively and increase basic and diluted net income per share by $0.01 and $0.03, respectively. Because the SOP requires that computer software be ready for its intended use before amortization begins, no amortization expense has been recognized for these amounts through September 30, 1998.

4.       Acquisitions

         On July 1, 1997, the Company completed the acquisition of two information services technology companies using a portion of the proceeds from the Company's initial public offering completed in January 1997. The Company acquired the business operations of Data Systems Technology, Inc.
(DST), which had offices in Columbia and Greensboro, South Carolina, for $500,000, of which $134,000 was paid on July 1, 1997 (including payoff of net assumed liabilities), $2,000 was uncollected from assumed receivables and $364,000 was paid on August 31, 1998 as a result of the acquired business attaining certain operating income targets. The Company also acquired the business operations of Kansas City-based J2, Inc. d.b.a. DP Career Associates (DPCA), for $5.2 million, of which $3.9 million was paid on July 1, 1997 and $1.3 million was paid on February 27, 1998 as a result of the acquired business attaining certain gross profit targets. Each acquisition is accounted for as a purchase. In connection with these acquisitions, the Company has recorded approximately $5.7 million of goodwill which is being amortized on a straight-line basis over 30 years.

5.       Goodwill

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

6.       Income Taxes

         Before January 1, 1997, the Company, with the consent of its shareholders, was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that, in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Effective January 1, 1997, the Company terminated its S Corporation election and became a C Corporation subject to corporate income taxes. The cumulative effect of this change, through September 30, 1997, was to reduce income taxes appearing on the Statement of Income for the nine months ended September 30, 1997 by $125,000 and create a current deferred tax asset and a long-term deferred tax liability. The balances of the deferred tax accounts at December 31, 1997 and September 30, 1998 relate primarily to differences in the timing of deductions of health care claims reserves, vacation liabilities, depreciation and amortization for financial statement and tax purposes.

7.       Initial Public Offering

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

8.       Credit Facilities

         The Company maintains credit facilities of $39,900,000. The facilities are provided in equal amounts by three banks and have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time, interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. At December 31, 1997 and September 30, 1998, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate and, if any borrowings were outstanding under the facilities at September 30, 1998, the rate on such borrowings would have ranged from 5.7% to 6.3%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

9.       Risk Factors

         Readers of the Financial Statements are encouraged to refer to the Company's 1997 Annual Report on Form 10-K for a discussion of risk factors. Please refer to the `YEAR 2000 ISSUES' section of this Report for an updated discussion of the Year 2000 issue.


PART I
ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CAUTIONARY STATEMENT UNDER THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: INCLUDED IN THIS REPORT AND OTHER INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, ANNUAL REPORTS TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE OF THIS REPORT. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "SEEKS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT
LIMITATION: THE COMPANY'S ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS, THE COMPANY'S ABILITY TO OPEN NEW OFFICES, THE COMPANY'S ABILITY TO EFFECTIVELY IDENTIFY, MANAGE AND INTEGRATE ACQUISITIONS, CHANGES IN CONSULTANT UTILIZATION AND PRODUCTIVITY RATES, THE COMPANY'S ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL SERVICE OFFERINGS, CLIENT DECISIONS TO REDUCE OR INCREASE IT SERVICES OUTSOURCING, EARLY TERMINATION OF CLIENT CONTRACTS WITHOUT PENALTY, CHANGES IN THE COMPANY'S DEPENDENCE ON SIGNIFICANT CLIENTS, CHANGES IN GROSS MARGINS DUE TO A VARIETY OF FACTORS (INCLUDING INCREASED WAGE AND BENEFIT COSTS THAT ARE NOT OFFSET BY BILL RATE INCREASES), THE TYPES OF SERVICES PERFORMED BY THE COMPANY DURING A PARTICULAR PERIOD, COMPETITION AND YEAR 2000 ISSUES. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS INCLUDING THIS REPORT. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE COMPANY'S FISCAL YEAR ENDS ON DECEMBER 31.

                                    OVERVIEW

         Metro Information Services, Inc. ("Metro" or the "Company") provides a wide range of information technology ("IT") consulting and custom software development services through 33 offices in the United States and Puerto Rico. The Company's more than 2,000 consultants, 62% of whom are salaried, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, VisualBasic and C++ applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

         Metro's clients operate in a wide variety of industries including communications, distribution, financial services, health care, information technology, manufacturing, utilities and state and local government.
The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended September 30, 1998, the Company performed IT services for 462 clients (excluding clients that generated less than $25,000 in revenue during such period).

         IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing services arrangements. Substantially all services are billed on a time and materials basis. During the three months ended September 30, 1998, the Company estimates that supplemental IT services accounted for more than 90% and project outsourcing services accounted for less than 10% of the Company's revenue.

         Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients. Between September 30, 1997 and September 30, 1998, the number of full time consultants grew from 1,644 to 2,035, including consultants gained through acquisitions. In addition, over the same period, the Company increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants.

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

         THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUE. Revenue increased $16.0 million, or 39.5%, to $56.6 million for the three months ended September 30, 1998 from $40.6 million for the three months ended September 30, 1997. This increase is primarily a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants.

         COST OF REVENUE. Cost of revenue increased $11.3 million, or 40.4%, to $39.3 million for the three months ended September 30, 1998 from $28.0 million for the three months ended September 30, 1997. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue increased to 69.4% for the three months ended September 30, 1998 from 69.0% for the three months ended September 30, 1997 primarily because the percentage of employees who are hourly is higher in 1998 than in 1997. These employees have a higher pay rate in relation to their billing rates but do not receive the same benefits as salaried employees.

         GROSS PROFIT. Gross profit increased $4.7 million, or 37.5%, to $17.3 million for the three months ended September 30, 1998 from $12.6 million for the three months ended September 30, 1997. As a percentage of revenue, gross profit increased to 30.6% for the three months ended September 30, 1998 from 31.0% for the three months ended September 30, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.4 million, or 29.5%, to $10.3 million for the three months ended September 30, 1998 from $7.9 million for the three months ended September 30, 1997. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 18.2% for the three months ended September 30, 1998 from 19.6% for the three months ended September 30, 1997. This decrease is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $151,000, or 46.8%, to $474,000 for the three months ended September 30, 1998 from $323,000 for the three months ended September 30, 1997. This increase is primarily attributable to depreciation on additions to computer equipment and software and, to a lesser extent, amortization of goodwill related to the Company's acquisitions. As a percentage of revenue, depreciation and amortization expense remained constant at 0.8% for the three months ended September 30, 1998 and 1997.

         OPERATING INCOME. Operating income increased $2.2 million, or 51.6%, to $6.5 million for the three months ended September 30, 1998 from $4.3 million for the three months ended September 30, 1997. As a percentage of revenue, operating income increased to 11.6% for the three months ended September 30, 1998 from 10.6% for the three months ended September 30, 1997. The improvement in operating income margin is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

         NET INTEREST INCOME. Net interest income increased by $22,000, or 11.6%, to $213,000 for the three months ended September 30, 1998 from $191,000 for the three months ended September 30, 1997.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased $2.3 million, or 49.9%, to $6.8 million for the three months ended September 30, 1998 from $4.5 million for the three months ended September 30, 1997. As a percentage of revenue, income before income taxes increased to 11.9% for the three months ended September 30, 1998 from 11.1% for the three months ended September 30, 1997.

         INCOME TAXES. The Company's effective tax rate was 40% for the three months ended September 30, 1998 and 1997. Income taxes increased $0.9 million or 49.9%, to $2.7 million for the three months ended September 30, 1998 from $1.8 million for the three months ended September 30, 1997. As a percentage of revenue, income taxes increased to 4.8% for the three months ended September 30, 1998 from 4.4% for the three months ended September 30, 1997.

         NET INCOME. Net income increased $1.4 million, or 49.9%, to $4.1 million for the three months ended September 30, 1998 from $2.7 million for the three months ended September 30, 1997. As a percentage of revenue, net income increased to 7.1% for the three months ended September 30, 1998 from 6.7% for the three months ended September 30, 1997.

         NET INCOME PER SHARE. Diluted net income per share increased $0.09, or 50.0%, to $0.27 for the three months ended September 30, 1998 from $0.18 for the three months ended September 30, 1997.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUE. Revenue increased $46.6 million, or 42.6%, to $156.1 million for the nine months ended September 30, 1998 from $109.5 million for the nine months ended September 30, 1997. This increase is primarily a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants.

         COST OF REVENUE. Cost of revenue increased $31.7 million, or 41.6%, to $108.1 million for the nine months ended September 30, 1998 from $76.4 million for the nine months ended September 30, 1997. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue decreased to 69.2% for the nine months ended September 30, 1998 from 69.7% for the nine months ended September 30, 1997 primarily because of billing rates to clients increasing faster than pay rates to consultants during the period.

         GROSS PROFIT. Gross profit increased $14.9 million, or 44.9%, to $48.0 million for the nine months ended September 30, 1998 from $33.1 million for the nine months ended September 30, 1997. As a percentage of revenue, gross profit increased to 30.8% for the nine months ended September 30, 1998 from 30.3% for the nine months ended September 30, 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.9 million, or 36.2%, to $29.8 million for the nine months ended September 30, 1998 from $21.9 million for the nine months ended September 30, 1997. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 19.1% for the nine months ended September 30, 1998 from 20.0% for the nine months ended September 30, 1997. This decrease is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $493,000, or 60.4%, to $1,308,000 for the nine months ended September 30, 1998 from $815,000 for the nine months ended September 30, 1997. This increase is primarily attributable to depreciation on additions to computer equipment and software and, to a lesser extent, amortization of goodwill related to the Company's acquisitions. As a percentage of revenue, depreciation and amortization expense increased to 0.9% for the nine months ended September 30, 1998 from 0.7% for the nine months ended September 30, 1997.

         OPERATING INCOME. Operating income increased $6.4 million, or 61.7%, to $16.9 million for the nine months ended September 30, 1998 from $10.5 million for the nine months ended September 30, 1997. As a percentage of revenue, operating income increased to 10.8% for the nine months ended September 30, 1998 from 9.6% for the nine months ended September 30, 1997. The improvement in operating income margin is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

         NET INTEREST INCOME. Net interest income increased by $78,000, or 15.0%, to $597,000 for the nine months ended September 30, 1998 from $519,000 for the nine months ended September 30, 1997. This change reflects a decrease in the average level of borrowings during the period and investment of a portion of the proceeds of the Company's January 1997 initial public offering of Common Stock in interest bearing instruments.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased $6.5 million, or 59.5%, to $17.5 million for the nine months ended September 30, 1998 from $11.0 million for the nine months ended September 30, 1997. As a percentage of revenue, income before income taxes increased to 11.2% for the nine months ended September 30, 1998 from 10.0% for the nine months ended September 30, 1997.

         INCOME TAXES. The Company's effective tax rate was 40% for the nine months ended September 30, 1998 and 38.9% for the nine months ended September 30, 1997. Income taxes increased $2.7 million or 64.1%, to $7.0 million for the nine months ended September 30, 1998 from $4.3 million for the nine months ended September 30, 1997. As a percentage of revenue, income taxes increased to 4.5% for the nine months ended September 30, 1998 from 3.9% for the nine months ended September 30, 1997. In 1996, the Company was an S corporation for federal and certain state income tax purposes. Income taxes for the nine months ended September 30, 1997 include a one-time reduction in income tax expense of $125,000, which represents the cumulative effect of the Company converting from an S corporation to a C corporation effective January 1, 1997. Excluding the $125,000 one-time reduction in income taxes, income taxes for the nine months ended September 30, 1997 would have been $4.4 million, the Company's effective tax rate would have been 40% and income taxes for the nine months ended September 30, 1998 would have represented an increase of $2.6 million or 59.5%.

         NET INCOME. Net income increased $3.8 million, or 56.5%, to $10.5 million for the nine months ended September 30, 1998 from $6.7 million for the nine months ended September 30, 1997. As a percentage of revenue, net income increased to 6.7% for the nine months ended September 30, 1998 from 6.1% for the nine months ended September 30, 1997.

         NET INCOME PER SHARE. Diluted net income per share increased $0.24, or 52.2%, to $0.70 for the nine months ended September 30, 1998 from $0.46 for the nine months ended September 30, 1997. Excluding the $125,000 one-time credit described under `INCOME TAXES' above, diluted net income per share for the nine months ended September 30, 1997 would have been $0.45 and diluted net income per share for the nine months ended September 30, 1998 would have represented an increase of $0.25 or 55.6%.

The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

                                                                         PERCENTAGE OF REVENUE
                                                       -----------------------------------------------------
                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -----------------------          --------------------
                                                         1997            1998           1997            1998
                                                         ----            ----           ----            ----
Revenue ....................................            100.0%          100.0%          100.0%          100.0%
Cost of revenue ............................             69.0            69.4            69.7            69.2
Gross profit ...............................             31.0            30.6            30.3            30.8
Selling, general and administrative expenses             19.6            18.2            20.0            19.1
Depreciation and amortization expense ......              0.8             0.8             0.7             0.9
Total operating expenses ...................             20.4            19.0            20.7            20.0
Operating income ...........................             10.6            11.6             9.6            10.8
Net interest income ........................              0.5             0.3             0.4             0.4
Income before income taxes .................             11.1            11.9            10.0            11.2
Income taxes ...............................              4.4             4.8             3.9             4.5
Net income .................................              6.7%            7.1%            6.1%            6.7%


                                                                   PERCENTAGE CHANGE
                                                                    1998 OVER 1997
                                                        ---------------------------------------
                                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                        ------------------    -----------------
Revenue ....................................                39.5%                    42.6%
Cost of revenue ............................                40.4%                    41.6%
Gross profit ...............................                37.5%                    44.9%
Selling, general and administrative expenses                29.5%                    36.2%
Depreciation and amortization expense ......                46.8%                    60.4%
Total operating expenses ...................                30.1%                    37.1%
Operating income ...........................                51.6%                    61.7%
Net interest income ........................                11.6%                    15.0%
Income before income taxes .................                49.9%                    59.5%
Income taxes ...............................                49.9%                    64.1%
Net income .................................                49.9%                    56.5%

                   SELECTED QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended September 30, 1998, both in dollars and as a percentage of revenue. This information was derived from the unaudited financial statements of the Company which, in the opinion of management, were prepared on the same basis as the financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                      Gross Profit              Operating Income
                                                                     ----------------         ---------------------
                                                                               % of                          % of
Statements of Income Data                                  Revenue   Amount   Revenue         Amount        Revenue
-------------------------                                  -------   ------   -------         ------        -------
                                                                           (Dollars in thousands)
1995:
         September....................................     21,881     6,117       28.0         1,428            6.5
         December.....................................     23,568     6,786       28.8           790(1)         3.4(1)
1996:
         March........................................     26,328     7,726       29.3         2,107            8.0
         June.........................................     27,812     8,452       30.4         2,248            8.1
         September....................................     29,142     8,817       30.3         2,431            8.3
         December.....................................     30,681     9,216       30.0         2,314            7.5
1997:
         March........................................     33,045     9,727       29.4         2,741            8.3
         June.........................................     35,883    10,841       30.2         3,409            9.5
         September....................................     40,569    12,580       31.0         4,314           10.6
         December.....................................     43,080    13,351       31.0         4,612           10.7
1998:
         March........................................     47,110    14,346       30.5         4,663            9.9
         June.........................................     52,391    16,375       31.3         5,715           10.9
         September....................................     56,593    17,296       30.6         6,538           11.6

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

                         LIQUIDITY AND CAPITAL RESOURCES

         In January 1997, the Company completed an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. Of the 3,100,000 shares, 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company were approximately $33,144,000. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. The Company used $4,352,920 of the proceeds from the initial public offering during the third quarter of 1997, $1,284,024 during the first quarter of 1998 and $363,975 during the third quarter of 1998 for the acquisitions of Data Systems Technology, Inc. and DP Career Associates described above.

         The Company made its first sale of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan on September 30, 1997. The Company sold 10,000 shares for an aggregate purchase price of $167,350 on September 30, 1997, 9,984 shares for $184,587 on December 31, 1997, 12,000 shares for $289,428 on March 31, 1998, 9,486 shares for $278,167 on June 30, 1998 and 13,300 shares for $360,336 on September 30, 1998.

         During the nine months ended September 30, 1998, certain employees exercised stock options which vested on December 31, 1997 pursuant to the 1997 Employee Incentive Stock Option Plan. Total proceeds from the issuance of stock for option exercises during the nine months ended September 30, 1998 were $172,160.

         The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $6,561,444 for the nine months ended September 30, 1998 and consisted primarily of net income of $10,508,202 and, excluding the effects of acquisitions, increases in accounts receivable of $11,965,682, restricted cash of $1,688,000, accounts payable of $1,389,067 and accrued compensation and benefits of $3,529,310. The increases in accounts receivable and accrued compensation and benefits are primarily due to the revenue growth experienced during the nine months ended September 30, 1998. The Company's working capital was $42,947,000 at September 30, 1998 compared to $34,560,000 at December 31, 1997.

         Net cash used in investing activities was $6,268,902 for the nine months ended September 30, 1998 and included normal acquisitions of property and equipment used in operations for $2,876,755 and payments for the acquisitions of Data Systems Technology, Inc. and DP Career Associates as a result of the acquired businesses attaining certain income targets for $1,647,999. The Company's investing activities also include $1,747,672 spent on developing new computer systems for financial accounting, human resources and payroll activities. These systems, which the Company expects to deploy in 1999, are expected to provide enhanced information processing capabilities and integration. Management expects these systems will be year 2000 compliant. A combination of Metro employees and outside consultants will implement these systems. The Company's current estimate of the cost of these systems is $2.5 million. The Company expects to capitalize and amortize these costs over these systems' useful lives.

         The Company has $39,900,000 of credit facilities provided in equal amounts by three banks. The facilities have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. At September 30, 1998, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate and, if any borrowings were outstanding under the facilities at September 30, 1998, the rate on such borrowings would have ranged from 5.7% to 6.3%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

                                YEAR 2000 ISSUES

         Many computer systems use dates to correctly process information. Until recently, computer systems used a two-digit date to indicate a year. For example, the year 1958 is indicated in these systems by the digits "58." As the year 2000 approaches, these systems will need to process information involving the year 2000 and later years. Systems that use only a two-digit year may confuse the year 2000 for the year 1900, causing the systems to produce incorrect results. This problem is commonly known as the year 2000 ("Year 2000") problem.

         As an investor, you should be aware that the full extent of the Year 2000 problem is unknown. The Securities and Exchange Commission ("SEC") recently issued an Interpretation in which it indicated that, "... the extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy." The SEC's Interpretation requires publicly traded companies such as us to disclose additional information about their Year 2000 problems. This disclosure is the result of our effort to inform the investing public of the risks we believe are likely to affect us. All readers of this document are encouraged to read the SEC Interpretation.

         Estimates of the cost to fix Year 2000 problems worldwide run to the hundreds of billions of dollars. Additional costs in the form of business interruptions, additional repair costs and litigation costs may be incurred if the fixes do not work. It appears there is no way to predict with certainty what will happen after December 31, 1999. It is certain, however, that the year 2000 will arrive soon. As a result, all companies should be undertaking a study to determine how they may be affected by the Year 2000 problem and take steps to address the effects where appropriate. Failure to do so could cause injury not only to the company that is not ready for the year 2000, but every other person dealing with that company. As a result, it is difficult for any company, including Metro, to evaluate effectively the impact that third party failures may have on its business. In this disclosure, we have assumed we will not be Year 2000 compliant under the Interpretation until all third parties with whom we have a material relationship provide us with written assurance that they expect to be Year 2000 compliant in time. We have treated written responses to our requests for this information, information provided on third parties' web sites and information filed with the SEC by our U.S. public company clients as written assurance under this disclosure.

         METRO'S STATE OF READINESS

         Metro's approach to the Year 2000 problem involves: 1) assessing, correcting and testing our internal systems; 2) obtaining assurance from third parties who exchange information electronically with us that the information they provide will be Year 2000 compliant; 3) obtaining assurance or information on the state of Year 2000 readiness of our material clients and suppliers; and
4) developing contingency plans, when practical, to address expected Year 2000 failures. A discussion of each of these areas follows.

         INTERNAL RISKS. We completed an initial assessment of our systems in 1997. Additional information received by us led to a second assessment during the third quarter of 1998.

         These assessments covered embedded computer chips, computer software, computer hardware, telephones, communications equipment, facsimile machines, scanners, copiers and voice mail which we own and were able to identify as critical to our ability to provide services to our clients. These assessments identified a limited amount of software that displayed dates in an ambiguous 2-digit format, but processed dates correctly in 4-digit format. We corrected this ambiguity in the third quarter of 1998. The assessment also identified a variety of BIOS programs (programs that allow personal computers to run) that require additional upgrades to make them Year 2000 compliant according to the manufacturer of the personal computers. We expect to finish upgrading these BIOS programs by December 31, 1998. We will also upgrade certain non-compliant computer operating systems by December 31, 1998 with patches provided by the computer manufacturers. We will perform additional testing of our systems through June 30, 1999.

         We are seeking information from other companies with whom we have a material relationship. We have or will send letters to these companies requesting confirmation that they will be able to continue their relationship with us at the same level and without interruption before and after the Year 2000. The response rate on these letters through October 31, 1998 has been low.

         We are implementing other systems which we have received written assurances are Year 2000 compliant. See "-Liquidity and Capital Resources." We are not treating the costs of these new systems as Year 2000 costs because we did not accelerate their implementation due to Year 2000 problems.

         EXTERNAL RISKS. We are installing new software that we expect to begin using in 1999. See "-Liquidity and Capital Resources." This new system will increase the amount of information we exchange with our banks and 401(k) plan administrator. In some cases, the Year 2000 problem does not affect the information being received. In other cases, we have received assurances from these institutions that they will be Year 2000 compliant in a timely fashion. In one case, we have made arrangements to receive the information in a usable 2-digit year format. We are relying on these assurances as part of our Year 2000 planning. If these assurances are wrong, they could have a material adverse effect on our business, financial condition and results of operations.

         We have reviewed filings made by our U.S. public company clients who provided more than 0.2% of revenue during the 12 months ended September 30, 1998. This review covered filings through October 31, 1998, and was performed to determine the extent of the risk that our clients may not be Year 2000 compliant. These companies represented 53.1% of our revenue for the 12 months ending September 30, 1998. This review furnished the following information on our clients' expected completion date for their year 2000 efforts:

                                Will not
                                 be Year      Year 2000
                      Not         2000        Compliant        by          by         by         by         by
                   Disclosed    Compliant        Now        12/31/98     3/31/99    6/30/99    9/30/99    12/31/99
% Of Metro
    Revenue          12.4%          0%           0.2%         13.4%        1.8%       7.5%       1.2%       16.6%


         We have treated the information furnished in these reports as written assurance provided by these clients on the status of their Year 2000 problem. In some cases these clients have indicated they will be substantially complete or will have completed Year 2000 efforts for their mission critical systems by the date indicated. We have treated this disclosure as an indication that these companies will be able to continue their business relationships with us without disruption or failure. We have or will request additional information from those clients who indicated they will not be compliant or provided no disclosure. At present, we plan to monitor disclosures made by these publicly traded clients in Forms 10-Q and 10-K.

         We are also requesting assurance from our other clients who provided more than 0.2% of revenue during the 12 months ended September 30, 1998. These clients represented 28.6% of revenue during the 12 months ended September 30, 1998. We have reviewed written assurances from these clients representing 11.7% of revenue during the 12 months ended September 30, 1998. This review furnished the following information on our clients' expected completion date for their year 2000 efforts:

                               Will not
                               be Year
                   Not           2000          Year 2000         by         by          by         by          by
                 Disclosed     Compliant       Compliant      12/31/98    3/31/99     6/30/99    9/30/99    12/31/99
                                                  Now
% Of Metro
    Revenue            0%          0%               0%          5.7%         0%         5.3%        0%        0.7%



         We have not yet received assurance from the rest of these companies. We expect to have more information on these companies when we file our Annual Report on Form 10-K in early 1999. If these clients do not become Year 2000 compliant in a timely fashion, our business, financial condition and results of operations could be materially adversely affected.

         BUSINESS RISKS. We are seeking written assurance from our clients. See EXTERNAL RISKS above.

         LITIGATION RISKS. We have limited our involvement in Year 2000 projects and worked primarily on a time and materials basis. We have also sought limitations on our liability for Year 2000 related problems arising from our services when appropriate. We are not able to estimate the cost of any litigation that may arise in the future.

         COSTS TO ADDRESS THE COMPANY'S YEAR 2000 PROBLEM

         Our internal information technology staff will perform repairs to our internal systems. We believe our internal systems will be Year 2000 complaint by July 1, 1999. We may perform additional assessments, remediation and testing if information about Year 2000 risks to our internal systems changes.

         Our internal information technology staff is also requesting information from our material clients and suppliers to address external risks. We do not expect to incur material incremental costs to gather this information. We will defer other projects these individuals could have worked on by about 6 months. We do not consider these deferred projects mission critical or expect their delay to have a material adverse effect on our business, results of operations or financial condition.

         The cost of our Year 2000 activities is expected to be approximately $300,000, approximately $20,000 of which had been incurred at September 30, 1998.

         RISKS OF THE COMPANY'S YEAR 2000 ISSUES

          The Year 2000 problem involves several risks for us. One risk is that our computerized systems and embedded systems (such as minicontrollers and chips in elevators, machinery and equipment) ("internal risks") and those of our clients, suppliers, vendors, financial institutions and others ("external risks") will be disrupted or fail. We also consider the possible loss of revenue when consultants on Year 2000 assignments complete their assignments a Year 2000 related risk. We may also become involved in litigation over the Year 2000 services we have rendered to our clients. These risks have the capacity to cause a material adverse effect on our business, results of operations and financial condition although we are uncertain what risks we will actually suffer.
These risks are discussed below.

         INTERNAL RISKS. We rely heavily on computer systems to run our business. Internal risks consist of potential disruptions and failures of our proprietary and purchased computer software, computer hardware, office equipment, office systems and turnover in our information technology staff. Software systems include recruiting, candidate tracking, payroll, human resources, benefits and financial accounting systems. Disruptions and failures of these systems could hurt our ability to bill our clients, collect money from clients, pay our employees in a timely manner and continue in business.

         EXTERNAL RISKS. External risks are risks that third parties will suffer Year 2000 problems that adversely affect us. These risks include the inability of certain third parties to exchange electronic data with us and the risk of disruptions and failures of persons with whom we do business. These third parties include our clients, suppliers, vendors, financial institutions and others with whom we do business.

         If we are not able to exchange information electronically with third parties, our ability to receive and pay money as needed may be slowed and information on 401(k) account and cash balances may be delayed. If our clients, suppliers, vendors and financial institutions are not Year 2000 compliant, their noncompliance may cause a material disruption to their businesses. These disruptions could negatively impact us in many ways, including: a client may be unable to pay us; a financial institution may be unable to process checks drawn on our bank accounts,
                                       18
accept deposits or process wire transfers; a client, supplier, vendor or financial institution may fail; vendor deliveries of computer equipment and other supplies may be delayed or cease; voice and data connections we use to share information may be interrupted and brokers who make a market in our stock may not be able to trade our stock. This list is not comprehensive.
Other interruptions to the normal conduct of business by us, the nature and extent of which we cannot fully foresee, may also occur. We are unable to determine the nature or length or effect such interruptions, if any, may have on us.

         BUSINESS RISKS. As an IT services company, we have benefited from the Year 2000 problem by providing consultants with the skills necessary to help address these issues for our clients. We face the risk of reduced business opportunities, revenue and profits as clients resolve their Year 2000 problem if Year 2000 assignments are not replaced with other assignments. We believe that when consultants complete Year 2000 assignments, many of these consultants will be re-assigned to perform activities delayed by clients while addressing the Year 2000 problem. In other cases, we will need to find other assignments for these consultants. We estimate that, at September 30, 1998, approximately 16% of our consultants were involved in Year 2000 assignments.

         LITIGATION RISKS. Approximately 70% of our services involve writing custom software for clients and maintaining software for clients. Clients may sue us over work we have performed that causes or fails to fix a Year 2000 problem. This risk exists regardless of the steps we may take to provide error free Year 2000 services and make our internal systems Year 2000 ready. Any litigation may have a material adverse effect on our business, financial condition and results of operations and may distract management's attention from running the business. This distraction could have further adverse effects on the business.

         The SEC has directed us to describe our "most reasonably likely worst case scenario" posed by the Year 2000 issues we face. Based on our current understanding of the Year 2000 issues facing the Company, we believe our most reasonably likely worst case scenario is that we will suffer little or no disruptions or failures in our internal systems, but minor disruptions and failures among our material clients, suppliers, vendors and financial institutions. Nonetheless, as we learn more from our material clients, suppliers, vendors and financial institutions, it is possible that this belief could change.

         CONTINGENCY PLANS

         We are developing Year 2000 contingency plans where practical. These plans address alternatives to electronic processing of candidate resumes, hires of new employees, terminations of existing employees, payroll, supplier payments, cash receipts from clients, invoices to clients and initiatives without e-mail. These plans also address furnishing required reports to clients, furnishing required governmental reports, gaining access to leased office space, shipping intracompany correspondence and communicating Company reports. These plans include stockpiling supplies and equipment, identifying alternative sources of goods and services and performing certain tasks manually. For example, we may store paper copies of electronically stored data (such as candidate resumes) at locations likely to need them if we believe that the data will not be accessible due to a Year 2000 failure. In some situations, however, it is not practical to have an effective contingency plan. For example, a failure by our primary banking institution may interrupt our cash receipts and our ability to timely pay our employees. Our contingency plan may call for paying employees in cash, but may not be practical due the amount of cash involved, the number of Company locations and the number of employees who must be paid. Our payroll is currently several million dollars per pay period paid through over 30 locations to over 2,400 employees.

         As an investor, you should be aware that the number of Year 2000 failures suffered by us may exceed our ability to address them all at one time. In addition, significant Year 2000 failures by third parties, including clients, may jeopardize our financial strength. In severe circumstances, our ability to continue as a going concern may be threatened or we may fail. We believe, however, that we are taking reasonable and prudent steps to address the Year 2000 problem based on the information currently available to us. We will continue to monitor this issue and plan to modify our approach to the problem if we believe the circumstances warrant such a change.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(D) USE OF PROCEEDS FROM REGISTERED SECURITIES. The effective date of the Company's Securities Act registration statement on Form S-1 was January 29, 1997. The Commission file number is 333-16585. Between the effective date and September 30, 1998, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

                                             AS PREVIOUSLY REPORTED
                                              ON FORM 10-Q FOR THE     ADDITIONAL EXPENSES    EXPENSES INCURRED
                                                  PERIOD ENDING          INCURRED THROUGH       TO DATE AS OF
DIRECT OR INDIRECT PAYMENTS TO OTHERS:            JUNE 30, 1998         SEPTEMBER 30, 1998     SEPTEMBER 30, 1998
--------------------------------------            -------------         ------------------     ------------------
Underwriting discounts and commissions             $ 2,576,000                  --                 $ 2,576,000
Other expenses                                       1,080,366                  --                   1,080,366
                                                   -----------             ------------            -----------
Total expenses                                     $ 3,656,366                  --                 $ 3,656,366
                                                   -----------             ------------            -----------
                                                   -----------             ------------            -----------
Net offering proceeds after total expenses
  above                                                                                            $33,143,634
                                                                                                   -----------
                                                                                                   -----------

Between the effective date and September 30, 1998, net offering proceeds of $33,143,634 were used for the following purposes:

                                             AS PREVIOUSLY REPORTED
                                              ON FORM 10-Q FOR THE                               USE OF PROCEEDS
                                                  PERIOD ENDING              CHANGES                 THROUGH
DIRECT OR INDIRECT PAYMENTS TO OTHERS:            JUNE 30, 1998         IN USE OF PROCEEDS     SEPTEMBER 30, 1998
--------------------------------------            -------------         ------------------     ------------------
Acquisition of other businesses                    $ 5,636,944               $363,975              $ 6,000,919
Repayment of indebtedness                           11,962,829                  --                  11,962,829
Temporary investments-
     Municipal Bonds                                15,543,861               (363,975)             15,179,886
                                                   -----------               ----------            -----------
Total Use of Proceeds                              $33,143,634                  --                 $33,143,634
                                                   -----------               ----------            -----------
                                                   -----------               ----------            -----------


The use of proceeds does not represent a material change in the use of proceeds described in the prospectus. There have been no other changes to the information provided by the Company on Form SR for the period ended April 30, 1997, on Form 10-Q for the period ended September 30, 1997, on Form 10-K for the period ended December 31, 1997, on Form 10-Q for the period ended March 31, 1998 or on Form 10-Q for the period ended June 30, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K:

            ( i )    11 Computation of net income per share
            ( ii )   27 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 16th day of November, 1998.


                                             Metro Information Services, Inc.

                                          By /s/ John H. Fain
                                            ------------------------------------
                                                 John H. Fain
                                       PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER

                                          By /s/  Robert J. Eveleigh
                                            ------------------------------------
                                                  Robert J. Eveleigh
                                              PRINCIPAL FINANCIAL OFFICER