Form 10-K
period 1998-12-31
METRO INFORMATION SERVICES INC
filed 1999-03-08
CIK 1026965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 1, 1999 was approximately $126 million, based on the average of the high and low prices of the registrant's Common Stock on The Nasdaq Stock Market on such date.

     As of March 1, 1999, the registrant had issued and outstanding 14,887,670 shares of Common Stock, $0.01 par value.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

================================================================================

                        METRO INFORMATION SERVICES, INC.
                                 1998 FORM 10-K
                                TABLE OF CONTENTS



                                                                                                         PAGE
PART I
         Item 1.     Business                                                                              3
         Item 2.     Properties                                                                           10
         Item 3.     Legal Proceedings                                                                    11
         Item 4.     Submission of Matters to a Vote of Security Holders                                  12
         Executive Officers of the Registrant                                                             12

PART II

         Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                13
         Item 6.     Selected Financial Data                                                              15
         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                          16
         Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                           29
         Item 8.     Consolidated Financial Statements and Supplementary Data                             30
         Item 9.     Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure                                                                46

PART III

         Item 10.    Directors and Executive Officers of the Registrant; Section 16(a) Beneficial
                       Ownership Reporting Compliance                                                     47
         Item 11.    Executive Compensation                                                               47
         Item 12.    Security Ownership of Certain Beneficial Owners and Management                       51
         Item 13.    Certain Relationships and Related Transactions                                       52

PART IV

         Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                      52


PART I

ITEM 1.    BUSINESS

      THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE IMPORTANT FACTORS DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS ASSOCIATED WITH FUTURE OPERATIONS" AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT AND THOSE PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME. PLEASE REFER TO THE CAUTIONARY STATEMENT THAT APPEARS AT THE BEGINNING OF "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" FOR MORE INFORMATION.

DESCRIPTION OF THE BUSINESS

     Metro Information Services, Inc. was incorporated July 1, 1979 in Virginia. The headquarters of Metro Information Services, Inc. together with its consolidated subsidiary ("Metro" or the "Company") is located in Virginia Beach, Virginia.

      Metro provides a wide range of information technology ("IT") consulting and custom software development services through 44 offices in 41 metropolitan markets in the United States and Puerto Rico. The Company's more than 2,500 consultants, approximately 56% of whom are salaried, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, Visual Basic, C++ and Web-based applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

DEVELOPMENT OF THE BUSINESS

         Over the last five years Metro has experienced continual growth. On December 31, 1993, the Company had 15 offices and 675 full-time consultants. Since December 31, 1993, Metro has grown its revenue at a compound annual growth rate of 32%. This growth was aided by a strong economy, increased use of and reliance on IT, significant changes in computer technologies, the migration from centralized mainframe computer systems to distributed client/server environments and a trend among corporate America towards outsourcing IT services due to the shortage of in-house expertise and resources to address the variety and complexity of IT projects. During the last four years, the Company accelerated its rate of new office openings from one office per year to as many as four offices per year. The Company also invested heavily in computerized systems custom designed for Metro's approach to the IT services industry and communications systems to enhance the flow of information within the Company.

      Metro was a privately-owned company until January 29, 1997, when the Company consummated an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. In the offering, the Company issued 2,300,000 shares and a shareholder of the Company sold 800,000 shares. On February 3, 1997, the several underwriters of the initial public offering exercised their over-allotment option, purchasing 465,000 shares of Common Stock from several other shareholders of the Company at a price of $16.00 per share. The net proceeds to the Company from the offering were $33,144,000. In connection with the public offering, the Company terminated its S corporation election resulting in the Company becoming fully subject to federal and state income taxes effective January 1, 1997. On January 20, 1997, the Company distributed $9,000,000 to its shareholders, approximating the estimated aggregate undistributed amount of income on which the Company's shareholders were required to pay income taxes for tax years 1987 through 1996.

      On July 1, 1997, Metro completed its first acquisitions, adding offices in Columbia, South Carolina and Kansas City, Missouri. On December 2, 1998, Metro completed its third acquisition, adding an office in the Palo Alto/Silicon Valley area of California. At the end of 1998, the Company had grown to 34 offices located in 18 states and Puerto Rico and more than 2,050 full-time consultants.

      In January 1999, the Company completed its fourth acquisition, adding an office in Los Angeles, California and opened an office in Portland, Oregon. On February 1, 1999, Metro completed its fifth and sixth acquisitions, adding offices in Irvine and San Francisco, California. Effective March 1, 1999, the Company completed its seventh acquisition, adding offices in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri and bringing the total number of offices to 44 in 41 metropolitan markets. As a result of these acquisitions, the Company exhausted the proceeds of its initial public offering and incurred approximately $36 million in debt on its credit facilities.

     The Company's shares are listed on The Nasdaq Stock Market under the symbol "MISI."

INDUSTRY OVERVIEW

      Rapid technological advances have accelerated the growth of the IT industry in recent years. These advances include more powerful and less expensive computer technology, the transition from mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools and web enabled software. These advances have expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an important component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems have rendered the development and implementation of such systems increasingly complex. In addition, there is a shortage of IT consultants qualified to support these systems. Accordingly, organizations are turning to IT services firms such as Metro to develop, support and strengthen their internal IT departments and systems. In November 1998, Dataquest, an industry research organization, estimated that in 1998 the size of the IT professional services market in the United States, consisting of consulting services, development and integration services, education and training and management services, was $98.1 billion. Dataquest estimates that this market will grow at a compound annual rate of 16.5%, reaching $180.7 billion by 2002.

BUSINESS STRATEGY

      The key components of the Company's business strategy are:

      ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS. The Company seeks to attract, develop and retain qualified consultants by focusing primarily on IT services, providing leadership and management support through effective and open communication, developing consultants through professional and technical training and education programs, providing challenging project opportunities with significant client responsibility and offering competitive compensation and benefits that recognize the individual needs of each consultant. The Company maintains a proprietary database of current, prospective and former consultants to help it identify and recruit qualified consultants. In addition, the Company's presence in 41 metropolitan markets enhances the Company's ability to match consultants' desired locations and technical abilities with client needs. Metro recognizes that its success can be sustained only through the efforts and quality of its consultants. To this end, management provides responsive technical and professional support, promotes a sense of responsibility and rewards quality performance through numerous incentive programs and awards.

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

      In 1996, 1997 and 1998, the Company provided IT consultants to approximately 324, 396 and 476 clients, respectively (excluding clients that generated less than $25,000 in revenue during such year). In each of 1996, 1997 and 1998, at least 85% of the Company's revenue came from clients who were clients in the prior year.

      The Company's 10 largest clients by revenue in 1998 had each been a client for over five years, while the Company's two largest clients for 1998 had each been a client for over 10 years. The Company's 10 largest clients accounted for approximately 29.1%, 29.8% and 31.3% of the Company's revenue in 1996, 1997 and 1998, respectively. The Company's largest client accounted for approximately 6.5%, 5.8% and 4.4% of the Company's revenue in 1996, 1997 and 1998, respectively.

 The Company serves clients operating in a wide variety of industries and many of these clients are engaged in multiple lines of business. In the following chart these clients have been grouped according to what we believed to be their principal business area. The approximate percentage of the Company's revenue by industry group for the years ended December 31, 1996, 1997 and 1998 follows:


                                       1996        1997        1998
                                       ----        ----        ----
Banking                                8.9%        9.6%       11.0%
Communications                        13.1%       11.9%       10.2%
Financial Services                     6.9%        7.8%        8.6%
Food                                   2.6%        1.7%        1.1%
Healthcare                             9.0%        8.1%        6.2%
Industrial                             1.2%        2.5%        3.0%
Insurance                              1.5%        2.5%        2.5%
Manufacturing & Disribution           10.7%        9.7%        9.4%
Oil & Gas                              1.7%        1.0%        1.2%
Other Services                         3.5%        6.1%        6.5%
Publishing & Broadcasting              1.6%        1.8%        2.1%
Retail                                 3.7%        3.8%        4.4%
State and Local Government             6.9%        7.2%        7.2%
Technology                            15.7%       13.2%       11.8%
Transportation                         3.4%        5.3%        6.1%
Utilities                              5.0%        3.9%        2.9%
Other                                  4.6%        3.9%        5.8%
                                     ------      ------      ------

Total Percent of Billings            100.0%      100.0%      100.0%
                                     ======      ======      ======

      PROVIDE A WIDE RANGE OF VALUE-ADDED IT SERVICES. The Company's consultants provide a wide range of IT services including planning, managing, building, implementing and maintaining IT systems. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, Visual Basic, C++ and Web-based applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments. The Company continually seeks to broaden its services in the changing IT market by providing its consultants with exposure to emerging technologies and by hiring consultants with diverse IT backgrounds and skills.

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

GROWTH STRATEGY

      The Company has competed successfully in the rapidly changing IT environment and has capitalized on the growing demand for IT services. The Company's success is evidenced by the fact that the Company's revenue has increased at a compound annual growth rate of 27% over the last 10 years and 32% over the last five years. Revenue grew 40% for 1998 compared to 1997. Until July 1, 1997, all of this growth was achieved through internal growth. On July 1, 1997, the Company completed two acquisitions and effective December 1, 1998, the Company completed a third acquisition. The Company has already completed four acquisitions in 1999. The Company intends to augment internal growth with selective acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

      OPEN NEW OFFICES. The Company anticipates that it will open three to five offices annually for the next several years. During 1998, the Company opened four new offices. In January 1999, the Company opened one new office. The Company has developed a national expansion strategy and has successfully replicated its business model in its newly opened offices. New offices opened by the Company have generally achieved monthly operating income within six to 12 months and cumulative operating income within 18 to 24 months. The Company's office network establishes a local presence in each market and demonstrates its commitment to each local market thereby enhancing its ability to attract skilled consultants for local assignments and assignments in other offices.

      SELECTIVELY ACQUIRE BUSINESSES. The Company's strategy is to supplement its internal growth through selective acquisitions. The Company seeks out "best reputation" IT services firms in new geographic markets to reduce start-up costs and, in markets Metro currently serves, to provide business synergies and increase market penetration. The Company also considers specialty consulting practices and new IT services that the Company can cross-sell to its existing client base. In identifying potential acquisition candidates, the Company seeks firms with a culture, client base, geographic presence and technical expertise complementary to its own. The Company strives to improve the acquired firm's profitability by implementing the Company's business strategies and proprietary business systems. The Company currently has no agreements, understandings or commitments with respect to any potential acquisitions.

SERVICES

      IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing services arrangements. Substantially all services are billed on a time and materials basis. For 1998, the Company estimates that supplemental IT services accounted for more than 90% and project outsourcing services accounted for less than 10% of the Company's revenue.

      The Company offers IT services in five major service areas: application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. Application systems development and maintenance services include consultant support of projects on all major technology platforms including mainframe, mid-range, client/server, object oriented, network and desktop computing environments. IT architecture and engineering services include the support of major systems foundations and operating systems. Systems consulting services include a variety of strategic business services such as information systems and IT planning. Project outsourcing services include full project services that generally require a higher level of responsibility. General support services include a variety of services such as help desks, call center support, technical training and documentation and technical writing. As of December 31, 1998, approximately 72% of the Company's consultants were working in the application systems development and maintenance services area, 6% in IT architecture and engineering services, 4% in systems consulting services, 4% in project outsourcing services and 14% in general support services. These percentages change daily as consultant assignments change. Due to the variation in bill rates in these service areas, these percentages do not necessarily correspond to the percentage of revenue from each service area. The Company estimates that, on December 31, 1998, approximately 14% of its consultants were involved in providing Year 2000 ("Y2K") related IT services. See, "-Year 2000 Issues."

SALES AND MARKETING

      The Company's marketing objective is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming the preferred provider of IT services. The Company's primary marketing approach is to introduce prospective clients to Metro's capabilities and to learn about prospective clients' IT environments through personal appointments with information systems managers, purchasing or human resources managers and chief information officers. Other sales and marketing methods include client referrals, networking, attending trade shows and alliances with other vendors. The Company divides its sales and marketing effort between new client acquisition and existing client development. At December 31, 1998, the Company employed 19 individuals performing new client acquisition functions and 52 individuals performing client development functions. In addition to the Company's primary marketing approach, the Company also has targeted marketing initiatives for project outsourcing and managed services/vendor on premise IT services.

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

      The Corporate Support Group furnishes a "layer of support" for the Company's offices through its President and Chief Executive Officer, John H. Fain, Chief Operating Officer, Andrew J. Downing, and Chief Financial Officer, Robert J. Eveleigh, working in conjunction with the Vice Presidents of Operations ("VPOs"), the Vice President of Administrative Services and the Vice President of Information Services. The Corporate Support Group performs as many back office functions as possible at the corporate headquarters to allow the offices to focus primarily on client service and consultant support.

      EXECUTIVE MANAGEMENT. During 1998, the Executive Management Team consisted of Mr. Fain, Mr. Downing, Mr. Eveleigh and five VPOs. In January 1999, one of the VPOs retired from that position and the Company promoted one of its office directors to VPO, leaving the number of VPOs unchanged at five. Each VPO typically supports a group of five to 10 offices.

      ADMINISTRATIVE SERVICES. The Administrative Services Department coordinates the Company's recruiting process, ISO 9002 registration and compliance, human resources and payroll functions. ISO is an international standard for quality assurance and consistency in operating procedures. The Company anticipates that many of its existing and prospective clients will soon require their IT services vendors' processes to be ISO registered.

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

      FINANCE. The Finance Department is responsible primarily for financial reporting, general accounting, time entry and reporting, billing, accounts receivable, facilities acquisition and administration, risk management and monitoring contract performance.

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

      Metro Information ServicesSM is a registered service mark of the Company. Other than Metro Information ServicesSM, the Company does not own any registered service marks.

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

      The Company identifies candidates through a variety of sources, including local and national advertising, recruiting agencies, referrals from employees and clients, the Internet, career fairs and professional associations. The Company believes its national presence and local office network enables it to recruit consultants with specialized skill sets, which are generally in higher demand and more difficult to locate. Candidate resume information is entered into the Company's proprietary database, which allows 35 of the Company's 44 offices equal access to candidate qualifications. The remaining 9 offices, acquired in 1999, will gain access to this system during 1999. Office staff can search for candidates based on a variety of search criteria including skill sets, experience and location preferences. The Company's Administrative Services Department trains new recruiters (through an in-house training program known internally as Recruiter University), monitors the recruiting process and coordinates the sharing of information among all offices so candidates are quickly and efficiently pursued for hire throughout the Company. At December 31, 1998, the Company had 89 recruiters.

CONSULTANT TRAINING AND EDUCATION

      The Company believes consultant training and education is essential to meeting client requirements for ever-changing skills and for retaining consultants. In 1997, the Company began to focus on programs that train less experienced individuals in new skills to increase the supply of qualified consultants. The Company offers a variety of training in technical and professional competencies on a Company-wide level, through its Human Resources Department and, on an individual office level, through each office's training coordinator. The Human Resources Department oversees professional and technical training, the licensing of computer-based training courses, development or licensing of instructor-led training, utilization of corporate training hardware and software and tuition reimbursement. Office training coordinators work closely with their office staff to provide effective training through the development of training plans, coordination of class logistics and the sponsorship of informal special interest training sessions. During 1998, approximately 1.0% of revenue was spent on training and education.

EMPLOYEES

      Virtually all of the Company's consultants are employees of the Company for federal and state tax purposes. For such individuals, the Company pays social security taxes (FICA), federal and state unemployment taxes and workers' compensation insurance premiums. The Company has few consultants that are independent contractors.

      As of December 31, 1998, the Company had 2,469 employees of which 2,414 were full-time and 55 were part-time (working 30 hours or less in a week). Of the 2,414 full-time employees, 2,010 were consultants and 404 were general and administrative staff. Of the 2,010 consultants, the Company classifies 1,258 as Regular Staff Members ("RSMs") and 752 as Associate Staff Members ("ASMs"). RSMs are entitled to full benefits and substantially all are salaried and continue to earn full salary and benefits even if not working for a client. The Company markets RSMs to new clients in anticipation of completion of current project assignments. ASMs are entitled to only statutory benefits and the majority are paid on an hourly basis. In addition to statutory benefits, ASMs are permitted to participate in a limited number of other benefits, but are required to pay substantially all of the cost of these benefits. ASMs are employed only for specific client projects. As a result, even though the Company markets most ASMs to new clients in anticipation of completion of current project assignments, they are at greater risk of not being retained by the Company.

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

YEAR 2000 ISSUES

      Year 2000 ("Y2K") issues are being addressed by the Company and many of its clients, suppliers, vendors and financial institutions. Y2K issues relate to the inability of some computer programs to make calculations correctly that involve dates after December 31, 1999. Y2K issues have the potential to disrupt normal business operations and decrease the profitability of affected companies. The Company provides some of its clients with consultants to address Y2K issues. The Company estimates that, on December 31, 1998, approximately 14% of its consultants were involved in Y2K activities. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issues."

ITEM 2.    PROPERTIES

      The Company's executive office is located at Reflections II, 200 Golden Oak Court, Virginia Beach, Virginia 23452. This facility serves as the headquarters for the Corporate Support Group. The Company's headquarters is located in a leased facility with approximately 26,600 square feet at a current annual rent of $440,698, and a term expiring in 2001. As of December 31, 1998, the Company's 34 offices aggregated approximately 133,800 square feet and are leased at aggregate current annual rents of approximately $2,298,000 for various terms, with no lease commitment extending past the year 2003. In addition, in support of its geographic expansion plan, the Company occasionally leases residential apartments for terms of two to six months in those cities where new offices are located. The Company believes that its properties are adequate for its current needs. Further, the Company believes that suitable additional or replacement space will be available when required on terms the Company believes will be acceptable.

The following table sets forth additional information concerning the Company's facilities:



 DATE OPENED/ACQUIRED                               OFFICE LOCATION
 --------------------                               ---------------
 July 1979 .......................................  Tidewater (Virginia Beach), Virginia
 September 1982 ..................................  Research Triangle (Raleigh), North Carolina
 November 1982 ...................................  Richmond, Virginia
 August 1984 .....................................  Tampa Bay (Tampa), Florida
 November 1984 ...................................  Charlotte, North Carolina
 October 1985 ....................................  Triad (Winston-Salem), North Carolina
 March 1987 ......................................  Atlanta, Georgia
 October 1987 ....................................  South Florida (Ft. Lauderdale), Florida
 August 1988 .....................................  Caribbean Islands (Hato Rey), Puerto Rico
 August 1989 .....................................  Orlando (Winter Park), Florida
 November 1989 ...................................  Greenville, South Carolina
 March 1990 ......................................  Roanoke, Virginia
 April 1991 ......................................  Nashville (Brentwood), Tennessee
 September 1992 ..................................  Dallas/Ft. Worth (Dallas), Texas
 July 1993 .......................................  Jacksonville, Florida
 July 1994 .......................................  Houston, Texas
 April 1995 ......................................  Cincinnati (Fort Mitchell, KY), Ohio
 May 1995 ........................................  Chicago (Des Plaines), Illinois
 September 1995 ..................................  Phoenix, Arizona
 November 1995 ...................................  Delaware Valley (Wayne), Pennsylvania
 April 1996 ......................................  Puget Sound (Bellevue), Washington
 June 1996 .......................................  Washington, D.C. (Fairfax, VA)
 October 1996 ....................................  Columbus (Worthington), Ohio
 January 1997 ....................................  Rocky Mountain (Denver), Colorado
 April 1997 ......................................  St. Louis, Missouri
 July 1997* ......................................  Columbia, South Carolina
 July 1997* ......................................  Kansas City, Missouri
 July 1997 .......................................  Austin, Texas
 September 1997 ..................................  Memphis, Tennessee
 January 1998 ....................................  Pittsburgh, Pennsylvania
 April 1998 ......................................  Minneapolis, Minnesota
 May 1998 ........................................  Tallahassee, Florida
 July 1998 .......................................  Baltimore, Maryland
 December 1998* ..................................  Palo Alto/Silicon Valley (Menlo Park), California
 January 1999* ...................................  Los Angeles (El Segundo), California
 January 1999 ....................................  Portland, Oregon
 February 1999* ..................................  Irvine, California
 February 1999* ..................................  San Francisco (San Bruno), California
 March 1999* .....................................  Camp Hill (Harrisburg), Pennsylvania
 March 1999* .....................................  Altoona, Pennsylvania
 March 1999* .....................................  Pittsburgh, Pennsylvania
 March 1999* .....................................  Charlotte, North Carolina
 March 1999* .....................................  Hagerstown, Maryland
 March 1999* .....................................  Kansas City, Missouri


 *Indicates an office that was acquired.

ITEM 3.    LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth information as to each Director and Executive Officer of Metro, including his or her age, present principal occupation, other business experience during the last five years, directorships in other publicly-held companies, membership on committees of the Board of Directors and period of service with Metro.

DIRECTORS AND CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

RAY E. BECKER, 62, is founder and President of Consultants to Management, Inc. of Ellsworth, Maine (management consulting services), and has held those positions since 1995. From 1985 to 1994, Mr. Becker served in a variety of roles with Keane, Inc., retiring as Vice President and Western Regional Manager for Keane in 1994. Mr. Becker has served on Metro's Board of Directors since April 1997. Mr. Becker's term as a director expires at Metro's 2001 Annual Meeting. Mr. Becker was named Chairman of Metro's Compensation Committee effective February 1, 1999 and he is also a member of Metro's Audit Committee.

ANDREW J. DOWNING, 43, is a Director and Executive Vice President and Chief Operating Officer of the Company. Between 1983 and July 1996, Mr. Downing served in various marketing capacities in the Company's Virginia Beach, Virginia office, as a Regional Vice President and a Vice President of Operations. In July 1996, Mr. Downing became Executive Vice President and Chief Operating Officer of the Company. Mr. Downing has served on the Board of Directors since January 1997. Mr. Downing's term as a director expires at Metro's 2001 Annual Meeting.

ROBERT J. EVELEIGH, 39, is a Director and Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of the Company. Between August 1988 and January 1997, Mr. Eveleigh was an attorney with Clark & Stant, P.C., the Company's general counsel. Mr. Eveleigh is also a certified public accountant. Mr. Eveleigh became Metro's Vice President of Finance, Treasurer and Chief Financial Officer on January 29, 1997 and its Secretary on April 30, 1998. Mr. Eveleigh has served on Metro's Board of Directors since January 1997. Mr. Eveleigh's term as a director expires at Metro's 1999 Annual Meeting.

JOHN H. FAIN, 50, is Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Fain was Chairman of Metro's Compensation Committee until succeeded by Mr. Becker effective February 1, 1999. Mr. Fain remains a member of the Compensation Committee. Mr. Fain has been a Director since 1979 and his current term as a director expires at Metro's 2000 Annual Meeting.

A. EUGENE LOVING, JR., 56, is Chairman of the Board and Chief Executive Officer of Max Media LLC ("Max"). Mr. Loving has held these positions with Max and its predecessors since 1991. Mr. Loving has served on the Board of Directors since April 1997. Mr. Loving's term as a director expires at Metro's 1999 Annual Meeting. Mr. Loving is a member of Metro's Audit Committee and its Compensation Committee.

OTHER EXECUTIVE OFFICERS OF THE REGISTRANT

BRADLEY B. BRESEMAN, 48, became Vice President of Administrative Services and Chief Administrative Officer effective July 1, 1998. Mr. Breseman joined the Company in April 1995 and served as Director of Administrative Services until being named to his current position. Before joining Metro, Mr. Breseman spent 22 years with A.B. Dick Company in various capacities, last serving as Vice President, Service and Distribution.

RONALD D. CHEATHAM, 45, is a Vice President of Operations. Mr. Cheatham joined the Company in 1993 and has served as Vice President of Operations since January 1998. He served as Division Director in the Company's Nashville, Tennessee office from 1995 until being named a Vice President of Operations. From 1993 to 1995, Mr. Cheatham served as a marketing account representative.

ARTHUR C. HARWOOD, 50, became a Vice President of Operations effective January 1, 1999. Mr. Harwood joined the Company in 1993 and served as Division Director in the Company's Jacksonville, Florida office from 1993 until being named a Vice President of Operations.

RICHARD C. JAECKLE, 53, is a Vice President of Operations. Mr. Jaeckle joined the Company in 1987 and has served as a Vice President of Operations since January 1994. From July 1989 to December 1993, he was responsible for the selection and development of new offices.

MICHAEL G. MARTIN, 43, is a Vice President of Operations. Mr. Martin joined the Company in 1989 and has served as a Vice President of Operations since January 1998. He served as marketing director of Metro's Winston-Salem, North Carolina office from 1989 until being named a Vice President of Operations.

KATHLEEN A. NEFF, 48, is a Vice President of Operations. Ms. Neff joined Metro in 1980 and from January 1983 to December 1995, she served as the Technical Director of the Company's Richmond, Virginia office. She was named to her current position in January 1996.

R. LAWRENCE WHITLEY, 38, is Vice President of Information Services and Chief Information Officer. Mr. Whitley joined the Company in September 1988 and served as Director of Information Services from July 1992 until being named to his current position. From April 1989 through June 1992, he served as the Manager of Information Services. From September 1988 through April 1989, he was an Information Systems Consultant working on the Company's recruiting systems.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MARKET. The Company completed its initial public offering of stock on January 29, 1997. The Company's Common Stock, $0.01 par value, trades on The Nasdaq Stock Market under the symbol "MISI." Before January 29, 1997, there was no established market for the Company's stock.

The following table sets forth the quarterly range of high and low closing sales price per share of the Company's Common Stock since January 29, 1997 as reported by The Nasdaq Stock Market:

         1997:                           HIGH                   LOW
         -----                           ----                   ---
         First Quarter                  $20.750               $12.500
         Second Quarter                 $20.500               $12.500
         Third Quarter                  $24.000               $16.625
         Fourth Quarter                 $29.250               $20.625

         1998:                           HIGH                   LOW
         -----                           ----                   ---
         First Quarter                  $37.750               $23.250
         Second Quarter                 $40.000               $29.563
         Third Quarter                  $41.750               $24.750
         Fourth Quarter                 $30.000               $18.375

      HOLDERS. The Company estimates that there were approximately 3,200 record holders of the Company's Common Stock on March 1, 1999.

      DIVIDENDS. In 1987, the Company became an S corporation for federal and certain state income tax purposes. As such, the Company's income was allocated and taxable to the Company's individual shareholders, rather than to the Company. Between 1987 and December 31, 1996, the Company declared and made quarterly distributions to its shareholders, generally in amounts in excess of amounts needed by the shareholders to pay the taxes on the income allocated to them. On January 20, 1997, the Company distributed to its shareholders $9.0 million, approximating the estimated aggregate undistributed amount of income on which the shareholders were required to pay income taxes for tax years 1987 through 1996. No other amounts were distributed to shareholders during 1997 or 1998. In connection with the January 29, 1997 initial public offering, the Company terminated its S corporation election on January 1, 1997.

      The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends is subject to the discretion of the Board of Directors and will depend on the Company's results of operations, financial position, capital requirements, general business conditions, restrictions imposed by financing arrangements (including, without limitation, the Company's credit facilities), legal and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant. See, "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      USE OF PROCEEDS FROM REGISTERED SECURITIES. The effective date of the Company's Securities Act registration statement on Form S-1 was January 29, 1997. The Commission file number is 333-16585. Between the effective date and December 31, 1998, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

                                              AS PREVIOUSLY REPORTED ON
                                                 FORM 10-Q FOR PERIOD     ADDITIONAL EXPENSES    EXPENSES INCURRED TO
                                                        ENDING             INCURRED THROUGH           DATE AS OF
DIRECT OR INDIRECT PAYMENTS TO OTHERS:            SEPTEMBER 30, 1998       DECEMBER 31, 1998      DECEMBER 31, 1998
-------------------------------------             ------------------       -----------------     ---------------------
Underwriting discounts and commissions               $ 2,576,000                         --          $ 2,576,000
Other expenses                                         1,080,366                         --            1,080,366
                                                     -----------             --------------          -----------
Total expenses                                       $ 3,656,366                         --          $ 3,656,366
                                                     ===========             ==============          ===========
Net offering proceeds after total expenses
  above                                                                                              $33,143,634
                                                                                                     ===========

Between the effective date and December 31, 1998, net offering proceeds of $33,143,634 were used for the following purposes:

                                               AS PREVIOUSLY REPORTED
                                                ON FORM 10-Q FOR THE                              USE OF PROCEEDS
                                                    PERIOD ENDING              CHANGES                THROUGH
DIRECT OR INDIRECT PAYMENTS TO OTHERS:           SEPTEMBER 30, 1998       IN USE OF PROCEEDS     DECEMBER 31, 1998
--------------------------------------           ------------------       ------------------     -----------------
Acquisition of other businesses                      $ 6,000,919             $ 10,795,772          $ 16,796,691
Repayment of indebtedness                             11,962,829                       --            11,962,829
Temporary investments:
     Municipal Bonds                                  15,179,886              (10,795,772)            4,384,114
                                                     -----------             ------------          ------------
Total Use of Proceeds                                $33,143,634             $         --          $ 33,143,634
                                                     ===========             ============          ============

The use of proceeds does not represent a material change in the use of proceeds described in the prospectus. There have been no other changes to the information provided by the Company on Form SR for the period ended April 30, 1997, on Form 10-Q for the period ended September 30, 1997, on Form 10-K for the period ended December 31, 1997 or on Form 10-Q for the periods ended March 31, 1998, June 30, 1998 and September 30, 1998.

ITEM 6.    SELECTED FINANCIAL DATA

      The following table contains certain consolidated financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The Consolidated Balance Sheet Data as of December 31, 1994, 1995, 1996, 1997 and 1998 and the Consolidated Statements of Income Data for the years then ended were derived from the Company's Consolidated Financial Statements and Notes thereto that have been audited by KPMG LLP, independent certified public accountants. The Operating Data have been derived from the unaudited internal records of the Company. The consolidated financial data shown below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                     1994          1995(1)       1996          1997           1998
                                                   --------      --------      --------      --------       --------
                                                               (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME DATA:

Revenue .......................................... $ 68,669      $ 85,904      $113,963      $152,578       $213,892

Cost of revenue ..................................   48,221        61,074        79,752       106,080        148,322
                                                   --------      --------      --------      --------       --------
Gross profit .....................................   20,448        24,830        34,211        46,498         65,570
                                                   --------      --------      --------      --------       --------
Selling, general and administrative expenses .....   14,238        18,970        24,347        30,264         40,349
Depreciation and amortization ....................      357           537           763         1,158          1,851
                                                   --------      --------      --------      --------       --------
Total operating expenses .........................   14,595        19,507        25,110        31,422         42,200
                                                   --------      --------      --------      --------       --------
Operating income .................................    5,853         5,323         9,101        15,076         23,370
Net interest income (expense) ....................     (215)         (323)        (260)           729            781
                                                   --------      --------      --------      --------       --------
Income before income taxes .......................    5,638         5,000         8,841        15,805         24,151
Income taxes(2) ..................................       --            --            --         6,178          9,534
                                                   --------      --------      --------      --------       --------
Net income ....................................... $  5,638      $  5,000      $  8,841      $  9,627       $ 14,617
                                                   ========      ========      ========      ========       ========

Net income per share - basic .....................                             $   0.71      $   0.66       $   0.98
                                                                               ========      ========       ========
Net income per share - diluted ...................                             $   0.71      $   0.66       $   0.97
                                                                               ========      ========       ========
Weighted average shares outstanding:
    Basic ........................................                               12,397        14,611         14,845
    Diluted ......................................                               12,397        14,662         15,001

Income before income taxes ....................... $  5,638      $  5,000      $  8,841
Pro forma provision for income taxes(2) ..........    2,255         2,000         3,536
                                                   --------      --------      --------
Pro forma net income(2) .......................... $  3,383      $  3,000      $  5,305
                                                   ========      =======       ========
Pro forma net income per share - basic and
   diluted(2) ....................................                             $   0.42
                                                                               ========
Pro forma weighted average shares
    outstanding - basic and diluted(3) ...........                               12,669

-----------

(1) Includes $770,000 of non-recurring, non-cash compensation expense charged to selling, general and administrative expenses accrued in the fourth quarter of 1995 for stock issued for services performed by employees in 1995.

(2) For the periods 1994 through 1996, the Company was an S corporation for federal and certain state income tax purposes. The pro forma provision for income taxes for each period shown reflects a provision for income taxes, as if the Company was a C corporation for income tax purposes during such periods, at an assumed effective tax rate of 40%. See
     Note 8 of Notes to Consolidated Financial Statements. Effective January 1, 1997, the Company revoked its S corporation election subjecting it to corporate income taxes at federal, state and local levels.

(3) In accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 1B3, pro forma weighted average shares outstanding for 1996 are increased to reflect certain distributions in excess of earnings.

                                                                        AS OF DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                   1994           1995          1996         1997            1998
                                                 -------        -------       -------       -------         -------
                                                                    (In thousands, except operating data)
CONSOLIDATED BALANCE SHEET DATA:
Working capital ...............................  $ 3,724        $ 2,368       $ 6,369       $34,560         $36,777
Total assets ..................................   13,466         19,786        21,572        58,533          81,000
Line of credit facilities .....................    3,596          7,256         2,547            --              --
Redeemable common stock .......................    1,070          1,404         2,651            --              --
Total shareholders' equity ....................    4,425          4,613         8,354        45,128          61,245

OPERATING DATA:(1)
Offices .......................................       16             20            23            29              34
Employed consultants ..........................      832          1,067         1,269         1,693           2,010
Subcontracted consultants .....................        6              7            10            23              78
Total consultants .............................      838          1,074         1,279         1,716           2,088
Total employees ...............................      957          1,232         1,483         1,987           2,414

-----------
(1) Operating data include only full-time consultants and total employee data include only the full-time employees.

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

      THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE COMPANY'S FISCAL YEAR ENDS ON DECEMBER 31.

OVERVIEW

      Metro Information Services, Inc. provides a wide range of information technology ("IT") consulting and custom software development services through 44 offices in 41 metropolitan markets in the United States and Puerto Rico. The Company's more than 2,500 consultants, 56% of whom were salaried on March 1, 1999, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix,

DB2, Visual Basic, C++ and Web-based applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

      Metro's clients operate in a wide variety of industries including communications, distribution, retail, financial services, government (state and local only), healthcare, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the year ended December 31, 1998, the Company performed IT services for 476 clients (excluding clients that generated less than $25,000 in revenue during the year).

      Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients. The number of full-time consultants grew from 1,279 at December 31, 1996 to 1,716 at December 31, 1997 and to 2,088 at December 31, 1998, including consultants gained through acquisitions. In addition, over the same period, the Company increased the average bill rates charged to clients for consultants to keep pace with the increased costs of consultants.

      Metro's revenue grew 32.7% in 1996 to $114.0 million, 33.9% in 1997 to $152.6 million and 40.2% in 1998 to $213.9 million. In 1996, 1997 and 1998, the
Company's 10 largest clients accounted for approximately 29.1%, 29.8% and 31.3%, respectively, of the Company's revenue and its largest client accounted for approximately 6.5%, 5.8% and 4.4%, respectively, of revenue.

      Revenue growth has been achieved almost entirely through internal growth, although 1997 and 1998 revenue growth includes revenue from two acquisitions in July 1997 and one acquisition in December 1998. Without these acquisitions the growth rate for 1998 would have been approximately 36.4%. Between January 1, 1996 and December 31, 1998, the Company opened 11 new offices and acquired three new offices. New offices opened by the Company have generally produced monthly operating losses or marginal operating income for six to 12 months and have required 18 to 24 months to reach cumulative operating income. In addition, to support its growth strategy, the Company continues to invest in its proprietary business systems and its communications network.

      On July 1, 1997, the Company completed the acquisition of two information technology services companies. The Company acquired the business operations of Data Systems Technology, Inc., which had offices in Columbia and Greenville, South Carolina, for $500,000, of which $134,000 was paid on July 1, 1997 (including payoff of net assumed liabilities), $2,000 was uncollected from assumed receivables and $364,000 was paid on August 31, 1998 as a result of the acquired business attaining certain operating income targets. The Company also acquired the business operations of Kansas City-based J2, Inc., d.b.a. DP Career Associates (DPCA) for $5.2 million, of which $3.9 million was paid July 1, 1997 and $1.3 million was paid on February 27, 1998 as a result of the acquired business attaining certain gross profit targets. On December 2, 1998, the Company completed the acquisition of The Avery Group, an information technology service company with one office in the Palo Alto/Silicon Valley area of California. The purchase price was $11 million, with an additional contingency payment due in early 2000, equal to six times the excess of earnings before interest, taxes and amortization of goodwill for 1999 over $1,600,000.

      On January 1, 1999, the Company completed the acquisition of D. P. Specialists, Inc. and D. P. Specialists Learning Center, LLC ("DPS" collectively), an information technology consulting services and personnel staffing business with offices in El Segundo, California and Woodbridge, New Jersey. The purchase price was $10,000,000, with an additional contingency payment due in early 2000 based on earnings before interest, taxes and amortization of goodwill for 1999. On February 1, 1999, the Company completed the acquisitions of The Professionals - Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses with offices in Irvine, California and San Bruno, California. The combined purchase price was $17,976,082, with an additional contingency payment due in 2000 based on earnings before interest, taxes and amortization of goodwill for the period of February 1, 1999 through January 31, 2000. Effective March 1, 1999, the Company completed the acquisition of Solution Technologies, Inc. ("STI"), an information technology consulting services and personnel staffing business with offices in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri. The purchase price was $24,046,000, with an additional purchase price amount to be determined based on STI's consultant count on

March 8, 1999 and an additional contingency payment due in 2000 based on earnings before interest, taxes and amortization of goodwill for the period of March 1, 1999 through February 29, 2000.

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

      The following tables set forth, for the periods indicated, the percentage of revenue and the percentage change from the prior period of certain items reflected in the Company's consolidated statements of income:


                                                       PERCENTAGE OF REVENUE
                                                   ----------------------------
                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996       1997      1998
                                                    ------     ------    ------
Revenue ..........................................   100.0%     100.0%    100.0%
Cost of revenue ..................................    70.0       69.5      69.3
                                                    ------     ------    ------
Gross profit .....................................    30.0       30.5      30.7
                                                    ------     ------    ------
Selling, general and administrative expenses .....    21.3       19.8      18.9
Depreciation and amortization expense ............     0.7        0.8       0.9
                                                    ------     ------    ------
Total operating expenses .........................    22.0       20.6      19.8
                                                    ------     ------    ------
Operating income .................................     8.0        9.9      10.9
Net interest income (expense) ....................    (0.2)       0.5       0.4
                                                    ------     ------    ------
Income before income taxes .......................     7.8       10.4      11.3
Pro forma provision for income taxes(1) ..........     3.1
                                                    ------

Pro forma net income(1) ..........................     4.7%
                                                    ======
Income taxes(1) ..................................               4.1        4.5
                                                               ------    ------
Net income(1) ....................................               6.3%       6.8%
                                                               ======    ======


                                                                          PERCENTAGE CHANGES
                                                   ---------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                      1997 COMPARED TO 1996                1998 COMPARED TO 1997
                                                   -----------------------------        --------------------------
Revenue ..........................................            33.9%                               40.2%
Cost of revenue ..................................            33.0                                39.8
Gross profit .....................................            35.9                                41.0
Selling, general and administrative expenses .....            24.3                                33.3
Depreciation and amortization expense ............            51.6                                59.8
Total operating expenses .........................            25.1                                34.3
Operating income .................................            65.7                                55.0
Net interest income (expense)(2) .................            N/M                                  7.1
Income before income taxes .......................            78.8                                52.8
Pro forma provision for income taxes(1) ..........            74.7                                54.3
Pro forma net income(1) ..........................            81.5                                51.8


(1) For 1996, the company was an S corporation for federal and certain state income tax purposes. The pro forma provision for income taxes for this year reflects a provision for income taxes as if the company were a C corporation for all income tax purposes during such period, at an assumed effective tax rate of 40%. See Note 8 of Notes to Consolidated Financial Statements. Effective as of January 1, 1997, the company revoked its S corporation election subjecting it to corporate income taxes at federal, state and local levels. Accordingly percentage of revenue amounts for 1997 are computed using actual 1997 figures. Percentage changes for 1997 compared to 1996 are computed using actual 1997 figures and pro forma 1996 figures.

(2)    N/M - Not Meaningful.

      1998 COMPARED TO 1997

      REVENUE. Revenue increased $61.3 million, or 40.2%, to $213.9 million for 1998 from $152.6 million for 1997. This increase is primarily a result of increased billings to existing clients, the addition of new clients (including clients gained through acquisitions) and increased bill rates charged for the Company's consultants. As of December 31, 1998, compared to December 31, 1997, the total number of full-time consultants increased to 2,088 from 1,716, respectively, and clients (excluding clients that generated less than $25,000 in revenue during such year) increased to 476 from 396, respectively. Revenue from the Company's 20 mature offices increased $41.6 million, or 29.2%, from the earlier period and the 14 new offices (including three acquired offices) accounted for the remaining $19.7 million increase in revenue.

      COST OF REVENUE. Cost of revenue increased $42.2 million, or 39.8%, to $148.3 million for 1998 from $106.1 million for 1997. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. As a percentage of revenue, cost of revenue decreased to 69.3% for 1998 from 69.5% for 1997 primarily because of bill rates to clients increasing faster than pay rates to consultants during the period.

      GROSS PROFIT. Gross profit increased $19.1 million, or 41.0%, to $65.6 million for 1998 from $46.5 million for 1997. As a percentage of revenue, gross profit increased to 30.7% for 1998 from 30.5% for 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $10.1 million, or 33.3%, to $40.4 million for 1998 from $30.3 million for 1997. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 18.9% for 1998 from 19.8% for 1997. This decrease is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $693,000, or 59.8%, to $1,851,000 for 1998 from $1,158,000 for 1997. This increase is primarily attributable to depreciation on additions to computer equipment and software and, to a lesser extent, amortization of goodwill related to the Company's acquisitions. As a percentage of revenue, depreciation and amortization increased to 0.9% for 1998 from 0.8% for 1997.

      OPERATING INCOME. Operating income increased $8.3 million, or 55.0%, to $23.4 million for 1998 from $15.1 million for 1997. As a percentage of revenue, operating income increased to 10.9% for 1998 from 9.9% for 1997. The improvement in operating income margin is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

      NET INTEREST INCOME (EXPENSE). Net interest income increased by $52,000 to $781,000 for 1998 from $729,000 for 1997. This change reflects a decrease in the average level of borrowings during the period and investment of a portion of the proceeds of the Company's January 1997 initial public offering of Common Stock in interest bearing instruments.

      INCOME BEFORE INCOME TAXES. Income before income taxes increased $8.3 million, or 52.8%, to $24.1 million for 1998 from $15.8 million for 1997. As a percentage of revenue, income before income taxes increased to 11.3% for 1998 from 10.4% for 1997.

      INCOME TAXES. The Company's effective tax rate for 1998 and 1997 is 39.5% and 39.1%, respectively. Income taxes increased $3.3 million or 54.3%, to $9.5 million for 1998 from $6.2 million for 1997. As a percentage of revenue, income taxes increased to 4.5% for 1998 from 4.1% for 1997. Income taxes for 1997 include a one-time reduction in income tax expense of $125,000, which represents the cumulative effect of the Company converting from an S corporation to a C corporation effective January 1, 1997. Excluding the $125,000 one-time reduction in income taxes, income taxes for 1997 would have been $6.3 million, the Company's effective tax rate would have been 39.9% and income taxes for 1998 would have represented an increase of $3.2 million or 51.3%.

      NET INCOME. Net income increased $5.0 million, or 51.8%, to $14.6 million for 1998 from $9.6 million for 1997. As a percentage of revenue, net income increased to 6.8% for 1998 from 6.3% for 1997.

      EARNINGS PER SHARE. Diluted earnings per share increased $0.31, or 47.0%, to $0.97 for 1998 from $0.66 for 1997. Excluding the $125,000 one-time credit described under `INCOME TAXES' above, diluted earnings per share for 1998 would have increased $0.32, or 49.2%.

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

      EARNINGS PER SHARE. Diluted earnings per share increased $0.24, or 57.1%, to $0.66 for 1997 from pro forma earnings per share of $0.42 for 1996. Excluding the $125,000 one-time credit described under `INCOME TAXES' above, diluted earnings per share for 1997 would have increased $0.23, or 54.8%, to $0.65.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1997, the Company completed an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. In the offering, the Company sold 2,300,000 shares and a shareholder of the Company sold 800,000 shares. Shortly thereafter, the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company were approximately $33,144,000. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. The Company used $4,352,920 of the proceeds from the initial public offering during the third quarter of 1997, $1,284,024 during the first quarter of 1998, $363,975 during the third quarter of 1998 and $10,795,772 during the fourth quarter of 1998 for the acquisitions of DP Career Associates, Data Systems Technology, Inc. and The Avery Group, described in Note 4 of Notes to Consolidated Financial
Statements. Between January 1, 1999 and March 2, 1999, the Company spent $52,022,082 on its acquisitions of D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), The Professionals - Computer Management & Consulting, Inc., Krystal Solutions, Inc. and Solution Technologies, Inc. These acquisitions caused the Company to exhaust the balance of the proceeds from the sale and incur approximately $36 million in debt on its credit facilities.

      The Company made its first sale of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan (the "ESPP") on September 30, 1997. The Company sold 10,000 shares for an aggregate purchase price of $167,350 on September 30, 1997, 9,984 shares for $184,587 on December 31, 1997, 12,000 shares for $289,428 on March 31, 1998, 9,486 shares for $278,167 on June 30,
1998, 13,300 shares for $360,336 on September 30, 1998 and 18,320 shares for $395,125 on December 31, 1998. The ESPP is described in Note 10 of Notes to Consolidated Financial Statements.

      During the year ended December 31, 1998, certain employees exercised stock options which vested on December 31, 1997 pursuant to the 1997 Employee Incentive Stock Option Plan. Total proceeds from the issuance of stock for option exercises during the year ended December 31, 1998 were $177,120.

      The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $13,038,573 for 1998 and consisted primarily of net income of $14,617,044 and, excluding the effects of acquisitions, increases in accounts receivable of $9,664,564, accounts payable of $2,922,251 and accrued compensation and benefits of $2,027,850. The increases in accounts receivable, accounts payable, and accrued compensation and benefits are primarily due to the revenue growth experienced during 1998. The Company's working capital was $36,777,000 at December 31, 1998 compared to $34,560,000 at December 31, 1997.

     The Company has $90,000,000 of credit facilities provided in equal amounts by three banks, approximately $54,000,000 of which is available as of March 1, 1999. The facilities have a five-year maturity, which may be extended each year for an additional year. If the facilities are not extended, principal repayment is required at the end of four years. Until that time interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. The Company has selected a 30-day LIBOR based rate and, if any borrowings were outstanding under the facilities at December 31, 1998, the rate on such borrowings would have borne interest rates ranging from 5.4% to 6.0%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company. At December 31, 1998, no amounts were outstanding under the facilities.

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

      The Company believes that the available funds under its credit facilities and cash flows from operations will be adequate to meet its needs for working capital and capital expenditures for at least the next two years. Any significant acquisitions, however, may require additional debt and equity financing.

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

INFLATION

      Due to the high demand for IT services and a shortage of qualified IT consultants, wage inflation in the IT services industry surpassed normal wage inflation during 1998. If this trend continues, it could have a material adverse effect on the Company's business, operating results and financial condition if the Company is unable to pass increased payroll costs on to its clients. The Company attempts to obtain bill rate increases from clients to offset these increases whenever possible. The Company expects to obtain bill rate increases in 1999 to offset pay rate increases in 1999, although there can be no assurance that this will occur. Average pay rates for 1998 increased 12.0% over average pay rates for 1997. Average pay rates for 1997 increased 5.3% over average pay rates for 1996. The Company expects average pay rate increases in 1999 will fall between these percentages.

YEAR 2000 ISSUES

         Many computer systems use dates to correctly process information. Until recently, computer systems used a two-digit date to indicate a year. For example, the year 1958 is indicated in these systems by the digits "58." As the year 2000 approaches, these systems will need to process information involving the year 2000 and later years. Systems that use only a two-digit year may confuse the year 2000 for the year 1900, causing the systems to produce incorrect results. This problem is commonly known as the year 2000, Y2K or Millenium Bug ("Year 2000") problem.

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

         INTERNAL RISKS

          We completed an initial assessment of our systems in 1997. Additional information received by us led to a second assessment during the third quarter of 1998.

         These assessments covered embedded computer chips, computer software, computer hardware, telephones, communications equipment, facsimile machines, scanners, copiers and voice mail which we own and were able to identify as critical to our ability to provide services to our clients. These assessments identified a limited amount of software that displayed dates in an ambiguous 2-digit format, but processed dates correctly in 4-digit format. We corrected this ambiguity in the third quarter of 1998. The assessment also identified a variety of BIOS programs (programs that allow personal computers to run) that require additional upgrades to make them Year 2000 compliant according to the manufacturer of the personal computers. We finished upgrading these BIOS programs by December 31, 1998. We expect to finish upgrading certain non-compliant computer operating systems by April 15, 1999 with patches provided by the computer manufacturers. We will perform additional testing of our systems through June 30, 1999.

         After the assessments described above were made we acquired five companies: The Avery Group, D.P. Specialists, Inc. and D.P. Specialists Learning Center LLC ("DPS" collectively), The Professionals - Computer Management & Consulting, Inc., Krystal Solutions, Inc. and Solution Technologies, Inc. We have completed an assessment of the Avery Group and the upgrade of noncompliant BIOS and operating systems. We expect to perform testing of the Avery Group's Systems through June 30, 1999. We are conducting an assessment of the systems used by the other acquired companies and expect to complete necessary upgrades by June 30, 1999. We expect to perform additional testing of their systems through September 30, 1999.

         We are seeking information from other companies with whom we have a material relationship. We have or will send letters to these companies requesting confirmation that they will be able to continue their relationship with us at the same level and without interruption before and after the Year 2000. As of March 1, 1999, we had not received responses from 33 of these companies. We are continuing our efforts to obtain information from these companies. When respondents have indicated they will not be compliant we have made plans to switch to alternate suppliers.

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

         We have reviewed filings made by our U.S. public company clients who provided more than 0.2% of revenue during the 12 months ended December 31, 1998. This review covered filings through February 15, 1999, and was performed to determine the extent of the risk that our clients may not be Year 2000 compliant. These companies represented 57.6% of our revenue for the 12 months ending December 31, 1998. This review furnished the following information on our clients' expected completion date for their year 2000 efforts:

                            Will not
                 Not      be Year 2000    Year 2000        by      by       by        by
              Disclosed    Compliant    Compliant Now   3/31/99  6/30/99  9/30/99  12/31/99
% Of Metro
    Revenue     0.6%           0%            0%           7.1%    22.3%    19.5%     8.1%

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

         We are also requesting assurance from our other clients who provided more than 0.2% of revenue during the 12 months ended December 31, 1998. These clients represented 24.8% of revenue during the 12 months ended December 31, 1998. We have reviewed written assurances from these clients representing 12.1% of revenue during the 12 months ended December 31, 1998. This review furnished the following information on our clients' expected completion date for their year 2000 efforts:

                          Will not
                Not     be Year 2000    Year 2000      by       By       by        by
             Disclosed   Compliant    Compliant Now  3/31/99  6/30/99  9/30/99  12/31/99
% Of Metro
    Revenue     0%           0%           0.5%        0.3%     5.3%      0.8%     5.2%

         We have not yet received assurance from the rest of these companies. We expect to have more information on these companies when we file our Quarterly Report on Form 10-Q in April or May 1999. If these clients do not become Year 2000 compliant in a timely fashion, our business, financial condition and results of operations could be materially adversely affected.

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

         The cost of our Year 2000 activities is expected to be approximately $275,000, approximately $25,000 of which had been incurred at December 31, 1998.

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

         If we are not able to exchange information electronically with third parties, our ability to receive and pay money as needed may be slowed and information on 401(k) account and cash balances may be delayed. If our clients, suppliers, vendors and financial institutions are not Year 2000 compliant, their noncompliance may cause a material disruption to their businesses. These disruptions could negatively impact us in many ways, including: a client may be unable to pay us; a financial institution may be unable to process checks drawn on our bank accounts, accept deposits or process wire transfers; a client, supplier, vendor or financial institution may fail; vendor deliveries of computer equipment and other supplies may be delayed or cease; voice and data connections we use to share information may be interrupted and brokers who make a market in our stock may not be able to trade our stock. This list is not comprehensive. Other interruptions to the normal conduct of business by us, the nature and extent of which we cannot fully foresee, may also occur. We are unable to determine the nature or length or effect such interruptions, if any, may have on us.

         BUSINESS RISKS. As an IT services company, we have benefited from the Year 2000 problem by providing consultants with the skills necessary to help address these issues for our clients. We face the risk of reduced business opportunities, revenue and profits as clients resolve their Year 2000 problem if Year 2000 assignments are not replaced with other assignments. We believe that when consultants complete Year 2000 assignments, many of these consultants will be re-assigned to perform activities delayed by clients while addressing the Year 2000 problem. In other cases, we will need to find other assignments for these consultants. We estimate that, at December 31, 1998, approximately 14% of our consultants were involved in Year 2000 assignments.

         LITIGATION RISKS. Approximately 72% of our services involve writing custom software for clients and maintaining software for clients. Clients may sue us over work we have performed that causes or fails to fix a Year 2000 problem. This risk exists regardless of the steps we may take to provide error free Year 2000 services and make our internal systems Year 2000 ready. Any litigation may have a material adverse effect on our business, financial condition and results of operations and may distract management's attention from running the business. This distraction could have further adverse effects on the business.

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

         CONTINGENCY PLANS

         We are developing Year 2000 contingency plans where practical. These plans address alternatives to electronic processing of candidate resumes, hires of new employees, terminations of existing employees, payroll, supplier payments, cash receipts from clients, invoices to clients and initiatives without e-mail. These plans also address furnishing required reports to clients, furnishing required governmental reports, gaining access to leased office space, shipping intracompany correspondence and communicating Company reports. These plans include stockpiling supplies and equipment, identifying alternative sources of goods and services and performing certain tasks manually. For example, we may store paper copies of electronically stored data (such as candidate resumes) at locations likely to need them if we believe that the data will not be accessible due to a Year 2000 failure. In some situations, however, it is not practical to have an effective contingency plan. For example, a failure by our primary banking institution may interrupt our cash receipts and our ability to pay our employees in a timely manner. Our contingency plan may call for paying employees in cash, but may not be practical due the amount of cash involved, the number of Company locations and the number of employees who must be paid. Our payroll is currently several million dollars per pay period paid through 44 locations in 41 metropolitan markets to over 3,000 employees.

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

NEW SYSTEMS IMPLEMENTATION

         The Company has licensed new human resources, payroll and financial accounting software. These systems provide enhanced capabilities and integration of information and are believed to be Y2K compliant. A combination of Metro employees and outside consultants will be used to implement these systems. The Company's current estimate of the cost to replace these systems is $2.8 million. The Company expects to capitalize and amortize these costs over these systems' useful lives.

RECENT ACCOUNTING PRONOUNCEMENTS

      On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This SOP provides guidance on capitalization of certain costs related to computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application was encouraged in fiscal years for which annual financial statements had not been issued. The Company adopted the SOP effective January 1, 1998. The SOP causes amounts that otherwise would have been charged to selling, general and administrative expenses in the period incurred to be capitalized and amortized over the useful life of the computer software, typically three to seven years. Through December 31, 1998, $1,051,000 in costs have been capitalized by the Company pursuant to this SOP. For the year ended December 31, 1998, the effect of this change in accounting was to increase net income by $636,000 and increase basic and diluted income per share by $0.04. Because the SOP requires that computer software be ready for its intended use before amortization begins, no amortization expense has been recognized for these amounts through December 31, 1998.

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

      RISK ASSOCIATED WITH OPENING NEW OFFICES. The Company recently accelerated its office expansion program by opening three new offices in 1996, four new offices in 1997 and four new offices in 1998 in geographic markets where the Company had no previous presence. In addition, the Company expects to open three to five offices annually for the next several years. Historically, for approximately six to 12 months after opening, new offices have generally produced monthly operating losses or marginal operating income and have placed significant demands on the Company's operational, administrative and financial resources. In addition, the Company's future performance and profitability will depend, in part, on its ability to successfully attract and retain qualified personnel to manage the growth and operations of the new offices. The opening of additional offices, individually or in the aggregate, may have a material adverse effect on the Company's business, operating results and financial condition.

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

      ABSENCE OF LONG-TERM CONTRACTS; DEPENDENCE ON KEY CLIENTS. Substantially all of the Company's contracts to perform services may be canceled or modified by the Company's clients at will without penalty. Approximately 54% of the Company's consultants are salaried employees and unless terminated, receive full compensation and benefits even if not engaged in billable work. As a result, cancellation or reduction of a contract may result in a loss of revenue without a corresponding reduction in cost of revenue. Although the Company has a broad client base, the loss of one or more large clients could have a material adverse effect on the Company's business, operating results and financial condition. In 1996, 1997 and 1998, the Company's 10 largest clients accounted for approximately 29.1%, 29.8% and 31.3%, respectively, of the Company's revenue and its largest client accounted for approximately 6.5%, 5.8% and 4.4%, respectively, of revenue.

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

      HEALTH PLAN SELF INSURANCE RISKS. The Company self-insures a portion of its group health and dental plan. On December 31, 1998, 1,645 of the Company's 2,414 employees were covered by the group health plan. The Company self-insures up to $125,000 of claims per covered employee per year with a Company maximum annual aggregate liability of 125% of expected claims as computed at the end of each year based on the number of covered persons during the year. Self insurance charges may fluctuate materially from quarter to quarter and may cause a material adverse effect on the Company's quarterly and annual business, operating results and financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into the market risk sensitive transactions required to be disclosed under this Item.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Metro Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Metro Information Services, Inc. and subsidiary (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of income, changes in redeemable common stock and shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro Information Services, Inc. and subsidiary as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                   /s/ KPMG LLP

Norfolk, Virginia

January 29, 1999, except as to Note 15,
   which is as of March 2, 1999

                 METRO INFORMATION SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                 YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                      1996                1997                1998
                                                                  ------------        ------------       ------------
Revenue ........................................................  $113,962,932        $152,578,107       $213,891,637
Cost of revenue ................................................    79,751,603         106,079,583        148,321,681
                                                                  ------------        ------------       ------------
Gross profit ...................................................    34,211,329          46,498,524         65,569,956
                                                                  ------------        ------------       ------------
Selling, general and administrative expenses (Note 5) ..........    24,346,933          30,264,143         40,349,100
Depreciation and amortization ..................................       763,760           1,158,228          1,850,529
                                                                  ------------        ------------       ------------
    Total operating expenses ...................................    25,110,693          31,422,371         42,199,629
                                                                  ------------        ------------       ------------
Operating income ...............................................     9,100,636          15,076,153         23,370,327
                                                                  ------------        ------------       ------------
Interest income ................................................        49,622             788,752            837,557
Interest expense ...............................................      (309,076)            (60,100)           (56,991)
                                                                  ------------        ------------       ------------
    Net interest income (expense) ..............................      (259,454)            728,652            780,566
                                                                  ------------        ------------       ------------
Income before income taxes .....................................     8,841,182          15,804,805         24,150,893
Income taxes (Note 8) ..........................................            --           6,177,558          9,533,849
                                                                  ------------        ------------       ------------
Net income .....................................................  $  8,841,182        $  9,627,247       $ 14,617,044
                                                                  ============        ============       ============

    Net income per share - basic (Note 9) ......................  $       0.71        $       0.66       $       0.98
                                                                  ============        ============       ============
    Net income per share - diluted (Note 9) ....................  $       0.71        $       0.66       $       0.97
                                                                  ============        ============       ============

Weighted average number of shares of common stock
   and potential dilutive securities outstanding (Note 9):
      Basic ....................................................    12,397,376          14,610,888         14,845,465
      Diluted ..................................................    12,397,376          14,662,257         15,001,176

Pro forma income data:
    Income before income taxes .................................   $ 8,841,182
    Pro forma provision for income taxes (unaudited)
         (Note 8) ..............................................     3,536,473
                                                                   -----------

    Pro forma net income (unaudited) ...........................   $ 5,304,709
                                                                   ===========

    Pro forma net income per share - basic and diluted
         (unaudited) (Note 9) ..................................   $      0.42
                                                                   ===========
    Proforma weighted average number of shares of common
         stock and potential dilutive securities outstanding
         - basic and diluted (unaudited) .......................    12,668,990



          See accompanying notes to consolidated financial statements.

                 METRO INFORMATION SERVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                 ------------------------------------
                                                                                    1997                     1998
                                                                                 -----------              -----------
ASSETS:
Current assets:
    Cash and cash equivalents (Note 2) ........................................  $22,028,594              $18,495,580
    Accounts receivable less allowance for doubtful
        accounts of $152,201 and $372,671 at
        December 31, 1997 and 1998 ............................................   24,136,582               35,994,170
    Prepaid expenses ..........................................................      402,115                  457,578
    Deferred income taxes (Note 8) ............................................      662,687                  851,653
                                                                                 -----------              -----------
         Total current assets .................................................   47,229,978               55,798,981
Property and equipment, net (Note 6) ..........................................    5,672,548                9,655,638
Goodwill, net (Note 4) ........................................................    5,327,622               15,410,128
Other assets ..................................................................      303,067                  134,951
                                                                                 -----------              -----------
Total assets ..................................................................  $58,533,215              $80,999,698
                                                                                 ===========              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable (Note 2) ................................................  $ 4,118,209              $ 8,119,928
     Accrued compensation and benefits ........................................    8,551,501               10,902,482
                                                                                 -----------              -----------
          Total current liabilities ...........................................   12,669,710               19,022,410
Deferred income taxes (Note 8) ................................................      735,632                  732,195
                                                                                 -----------              -----------
          Total liabilities ...................................................   13,405,342               19,754,605
                                                                                 -----------              -----------
Shareholders' equity:
     Preferred stock, $0.01 par
       value; authorized 1,000,000 shares; none
       issued and outstanding (Note 13) .......................................           --                       --
     Common stock, $0.01 par value, authorized
       50,000,000 shares; issued and outstanding 14,819,984
       shares at December 31, 1997 and 14,884,160 shares at
       December 31, 1998 (Note 13) ............................................      148,200                  148,842
     Paid in capital ..........................................................   36,085,946               37,585,480
     Retained earnings ........................................................    8,893,727               23,510,771
                                                                                 -----------              -----------
       Total shareholders' equity .............................................   45,127,873               61,245,093
                                                                                 -----------              -----------
Commitments, contingencies and subsequent events
       (Notes 12 and 15)

Total liabilities and shareholders' equity ....................................  $58,533,215              $80,999,698
                                                                                 ===========              ===========

          See accompanying notes to consolidated financial statements.


                                     METRO INFORMATION SERVICES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

                                                                                        SHAREHOLDERS' EQUITY
                                               REDEEMABLE           --------------------------------------------------------------
                                              COMMON STOCK             COMMON STOCK
                                          ----------------------    --------------------    PAID IN      RETAINED
                                           SHARES      AMOUNT        SHARES     AMOUNT      CAPITAL      EARNINGS         TOTAL
                                          ---------  -----------    ---------  ---------   ---------    -----------    -----------
BALANCE AS OF DECEMBER 31, 1995 ........  3,419,613  $ 1,404,298    8,768,239  $  87,682   $      --   $ 4,525,298     $ 4,612,980
Issuance of redeemable common stock ....    312,148    1,246,595           --         --          --            --              --
Distributions paid .....................         --           --           --         --          --    (5,100,000)     (5,100,000)
Net income for 1996 ....................         --           --           --         --          --     8,841,182       8,841,182
                                          ---------  -----------    ---------  ---------   ---------   -----------     -----------
BALANCE AS OF DECEMBER 31, 1996 ........  3,731,761    2,650,893    8,768,239     87,682          --     8,266,480       8,354,162
Release of redemption feature on
 redeemable common stock ............... (3,731,761)  (2,650,893)   3,731,761     37,318   2,613,575            --       2,650,893
Distributions paid .....................         --           --           --         --          --    (9,000,000)     (9,000,000)
Net proceeds from issuance of shares
  of common stock ......................         --           --    2,300,000     23,000  33,120,634            --      33,143,634
Net proceeds from issuance of shares
  of common stock to Employee Stock
  Purchase Plan ........................         --           --       19,984        200     351,737            --         351,937
Net income for 1997 ....................         --           --           --         --          --     9,627,247       9,627,247
                                          ---------  -----------    ---------  ---------   ---------    -----------    -----------
BALANCE AS OF DECEMBER 31, 1997 ........         --           --   14,819,984    148,200  36,085,946     8,893,727      45,127,873
Net proceeds from issuance of shares
     of common stock to Employee Stock
     Purchase Plan .....................         --           --       53,106        531   1,322,525            --       1,323,056
Net proceeds from issuance of shares
     of common stock to Employee
     Incentive Stock Option Plan .......         --           --       11,070        111     177,009            --         177,120
Net income for 1998 ....................         --           --           --         --          --    14,617,044      14,617,044
                                          ---------  -----------   ----------  --------- -----------   -----------     -----------
BALANCE AS OF DECEMBER 31, 1998 ........         --  $        --   14,884,160  $ 148,842 $37,585,480   $23,510,771     $61,245,093
                                          =========  ===========   ==========  ========= ===========   ===========     ===========

          See accompanying notes to consolidated financial statements.

                 METRO INFORMATION SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                    1996             1997             1998
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.................................................  $  8,841,182     $  9,627,247     $ 14,617,044
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization - cost of revenue.......            --           28,777           45,875
        Depreciation and amortization - selling, general and
           administrative expenses............................       763,760        1,158,228        1,850,529
     Net loss on sale of property and equipment...............        39,509           45,750           41,089
     Deferred taxes...........................................            --           72,945         (192,403)
     Changes in operating assets and liabilities
     increasing (decreasing) cash, net of the effects of
     acquisitions:
         Restricted cash (Note 2).............................            --               --        1,264,524
         Accounts receivable..................................      (884,450)      (7,203,422)      (9,664,564)
         Prepaid expenses.....................................       107,962         (289,834)         (53,555)
         Other assets.........................................      (496,045)        (202,398)         179,933
         Accounts payable.....................................       189,381        1,591,112        2,922,251
         Accrued compensation and benefits....................     2,087,054        1,650,251        2,027,850
                                                                ------------     ------------     ------------
              Net cash provided by operating activities.......    10,648,353        6,478,656       13,038,573
                                                                ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment ...................    (2,267,638)      (2,701,722)      (3,494,790)
     Acquisition of computer software ........................            --               --       (2,141,332)
     Acquisition of businesses, net of cash acquired .........            --       (4,352,920)     (12,443,771)
     Proceeds from sale of property and equipment ............         9,779           27,176            8,130
                                                                ------------     ------------     ------------
              Net cash used in investing activities ..........    (2,257,859)      (7,027,466)     (18,071,763)
                                                                ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments under line of credit .....................    (4,708,234)      (2,547,388)              --
     Decrease in other assets related to issuance of
       2,300,000 shares ......................................            --          471,849               --
     Proceeds from issuance of redeemable common stock .......       476,595               --               --
     Proceeds from issuance of 2,300,000 shares ..............            --       33,143,634               --
     Proceeds from issuance of shares to Employee
       Stock Purchase Plan ...................................            --          351,937        1,323,056
     Proceeds from issuance of shares on exercise of
          incentive stock options ............................            --               --          177,120
     Distributions to shareholders............................    (5,100,000)      (9,000,000)              --
     Advances on notes receivable - related parties ..........      (175,000)        (550,000)              --
     Repayment of notes receivable - related parties .........     1,156,682          550,000               --
                                                                ------------     ------------     ------------
         Net cash provided by (used in) financing activities      (8,349,957)      22,420,032        1,500,176
                                                                ------------     ------------     ------------
         Net increase (decrease) in cash .....................        40,537       21,871,222       (3,553,014)
Cash and cash equivalents at beginning of year ...............       116,835          157,372       22,028,594
                                                                ------------     ------------     ------------
Cash and cash equivalents at end of year .....................  $    157,372     $ 22,028,594     $ 18,495,580
                                                                ============     ============     ============
Supplemental disclosure of cash flow information:
     Cash paid for interest ..................................  $    309,076     $     60,100     $     56,991
                                                                ============     ============     ============
     Cash paid for income taxes ..............................  $         --     $  6,466,602     $  9,004,978
                                                                ============     ============     ============


During 1997 and 1998, non-cash financing activities associated with acquisitions totaled $1,300,000 and $1,001,344, respectively.

          See accompanying notes to consolidated financial statements.

                 METRO INFORMATION SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Metro Information Services, Inc. together with its consolidated subsidiary Metro Information Services of Northern California, Inc. ("Metro" or the "Company") is an information technology ("IT") consulting services company providing IT consultants on a contract basis to organizations with complex IT operations. On December 31, 1998, the Company had 34 offices in the United States and Puerto Rico.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidary. All intercompany balances and transactions have been eliminated.

         REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

         The Company derives substantially all of its revenue from consulting services and substantially all services provided by the Company are billed on a time and materials basis. Revenue is recognized as services are performed. Concentration of credit risk with respect to accounts receivable is limited due to the number and diversity of the Company's client base.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. Cash equivalents at December 31, 1998 consisted of overnight money market investments.

         FINANCIAL INSTRUMENTS

         The carrying amounts of the Company's financial instruments, primarily accounts receivable, accounts payable and accrued compensation and benefits, approximate fair value due to the short maturity of these instruments.

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

         INCOME TAXES AND PRO FORMA INCOME TAXES

         Before January 1, 1997, the Company, with the consent of its shareholders, was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that, in lieu of corporate income taxes, the shareholders of the S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, pro forma income taxes shown for the period ending in 1996 represent the estimated amount of income taxes the

Company would have reported had the Company been a C corporation for that period taxable at an assumed effective tax rate of 40%.

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

         UNAUDITED PRO FORMA NET INCOME AND PRO FORMA NET INCOME PER SHARE

         The pro forma net income presented in the consolidated statements of income reflects the pro forma effects for income taxes at an effective rate of 40%, as if the Company had been a taxable entity for all periods presented.

         The pro forma net income per common share is computed based on the weighted average number of common shares and potential dilutive securities outstanding after giving effect to the stock split discussed in Note 14. In accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 1B3, weighted average shares for the year ended December 31, 1996 are increased to reflect certain distributions in excess of earnings.

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

(2) RESTRICTED CASH

         Metro has agreed to act as payment agent for a client on an information technology project. As of December 31, 1998, the Company held $1,264,524 of restricted cash for this client. This amount is included in cash and cash equivalents and accounts payable presented in the consolidated balance sheets. Client approved invoices will be paid out of the restricted cash held and Metro will remit any remaining restricted cash to the client at the end of the project. Metro is not obligated to pay invoices that exceed the amount of the restricted cash held.

(3) INTERNAL USE SOFTWARE COSTS

         On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This SOP provides guidance on capitalization of certain costs related to computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application was encouraged in fiscal years for which annual financial statements had not been issued. The Company adopted the SOP effective January 1, 1998. The SOP causes amounts that otherwise would have been charged to selling, general and administrative expenses in the period incurred to be capitalized and amortized over the useful life of the computer software, typically three to seven years. Through December 31, 1998, $1,051,000 in costs have been capitalized by the Company pursuant to this SOP. For the year ended December 31, 1998, the effect of this change in accounting was to increase net income by $636,000 and increase basic and diluted income per share by $0.04. Because the SOP requires that computer software be ready for its intended use before amortization begins, no amortization expense has been recognized for these amounts through December 31, 1998.

(4) ACQUISITIONS

         On July 1, 1997, the Company completed the acquisition of two IT services companies using a portion of the proceeds from the Company's initial public offering completed in January 1997. The Company acquired the business operations of Data Systems Technology, Inc., which had offices in Columbia and Greenville, South Carolina, for $500,000, of which $134,000 was paid on July 1, 1997 (including payoff of net assumed liabilities), $2,000 was uncollected from assumed receivables and $364,000 was paid on August 31, 1998 as a result of the acquired business attaining certain operating income targets. The Company also acquired the business operations of Kansas City-based J2, Inc., d.b.a. DP Career Associates, for $5.2 million, of which $3.9 million was paid on July 1, 1997 and $1.3 million was paid on February 27, 1998 as a result of the acquired business attaining certain gross profit targets. On December 2, 1998, the Company completed the acquisition of The Avery Group, an information technology services company with one office in the Palo Alto/Silicon Valley area of California. The purchase price was $11 million, with an additional contingency payment due in early 2000, equal to six times the excess of earnings before interest, taxes and amortization of goodwill for 1999 over $1,600,000. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition. Each acquisition is accounted for as a purchase. In connection with these acquisitions, the Company has recorded approximately $15,692,000 of goodwill which is being amortized on a straight-line basis over 30 years. Amortization expense for 1998 was $213,851 and accumulated amortization as of December 31, 1998 was $282,116. See Note 15 for a discussion of subsequent events.

(5) RELATED PARTY TRANSACTIONS

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

(6) PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                                        DECEMBER 31,
                                                                  USEFUL         ----------------------------
                                                                   LIFE              1997             1998
                                                                  -------        ----------       -----------
      Land ..................................................          n.a.       $   94,376       $  129,221
      Buildings .............................................    31.5 years          607,297          938,957
      Computer equipment and software .......................     3-7 years        6,056,484        9,627,741
      Furniture and equipment ...............................     5-7 years        2,011,907        2,938,976
      Leasehold improvements ................................       Various          291,602          484,375
                                                                                  ----------       ----------
                                                                                   9,061,666       14,119,270
           Less accumulated depreciation and amortization....                      3,389,118        4,463,632
                                                                                  ----------       ----------
                                                                                  $5,672,548       $9,655,638
                                                                                  ==========       ==========

(7) LINE OF CREDIT FACILITIES

         The Company maintains credit facilities of $39,900,000. The facilities are provided in equal amounts by three banks and have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities must be repaid in four equal annual installments while the other two facilities require principal repayment at the end of four years. Until that time, interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. At December 31, 1998 and 1997, no amounts were outstanding under the facilities. The Company has selected a 30-day LIBOR based rate and, if any borrowings were outstanding under the facilities at December 31, 1998, the rate on such borrowings would have ranged from 5.4% to 6.0%. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

         The credit facilities contain several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limits the amount of dividends that can be paid. The covenants also impose limits on incurring additional debt and require a certain debt service coverage ratio to be maintained. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes. As discussed in Note 15, the Company changed its line of credit facilities on January 15, 1999.

(8) INCOME TAXES

         The unaudited pro forma provision for income taxes presented on the consolidated statement of income for 1996 represents the estimated taxes that would have been recorded had the Company been a C corporation for income tax purposes for that period. The pro forma provision for income taxes is as follows:

                                                       YEAR ENDED
Pro forma (unaudited):                             DECEMBER 31, 1996
                                                 ----------------------
      Federal ................................         $3,006,002
      State ..................................            530,471
                                                       ----------
         Total pro forma .....................         $3,536,473
                                                       ==========

                                    Page 38

       During 1997 and 1998, the Company was a C corporation for income tax purposes. The provision for income taxes for 1997 and 1998 includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision for income taxes consists of the following:

                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                    1997              1998
                                                 ----------        ----------
Current:
      Federal...............................     $5,047,918        $8,113,236
      State.................................      1,056,695         1,613,016
Deferred:
      Federal...............................         60,586          (160,233)
      State.................................         12,359           (32,170)
                                                 ----------        ----------
         Total income tax expense...........     $6,177,558        $9,533,849
                                                 ==========        ==========


      The 1996 pro forma tax expense and 1997 and 1998 actual tax expense differ from the amount which would be provided by applying the statutory federal rate to income before income taxes primarily as a result of state income taxes. A reconciliation of the statutory federal income tax rate and the effective rate is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                     1996     1997         1998
                                                      ---      ---       ------
Statutory tax rate ...............................     34%      34%          35%
Effect of:
     State and local income taxes, net of
       Federal tax benefit .......................      5        5          4.5
     Other .......................................      1        1           --
     Termination of S election ...................     --       (1)          --
                                                      ---      ---       ------
     Effective tax rate ..........................     40%      39%        39.5%
                                                      ===      ===       ======

      The components of the deferred tax asset and liability at December 31, 1997 and 1998 are as follows:


Current deferred tax asset:                        1997               1998
                                                 ---------          ---------
    Self-insurance reserves.................     $ 309,265          $ 373,594
    Accrued expenses........................       294,620            355,111
    Allowance for doubtful accounts.........        58,802            122,948
                                                 ---------          ---------
                                                 $ 662,687          $ 851,653
                                                 =========          =========

Long-term deferred tax liability:

    Depreciation and amortization...........     $(426,515)         $(615,387)
    Accrued expenses for financial
        reporting purposes..................      (309,117)          (116,808)
                                                 ---------          ---------
                                                 $(735,632)         $(732,195)
                                                 =========          =========

         In assessing whether deferred tax assets may be realized, management considers whether it is more likely than not that some or all of the deferred taxes will not be realized. Based on the availability of carrybacks of future deductible amounts to 1997 and 1998 taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the existing net deductible temporary differences will reverse during periods in which carrybacks are available and/or in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any income or any specific level of continuing income in future years.

(9) EARNINGS PER SHARE

         In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98") which applies to companies that issued shares of stock within 12 months of an initial public offering ("IPO") or converted from an S corporation to a C corporation for Federal income tax purposes. In addition to reporting pro forma net income per share, SAB 98 requires that companies report actual historical net income per share. Prior to SAB 98, stock and stock options issued within 12 months of an IPO below the IPO price were treated as outstanding for all periods presented using the treasury stock method. SAB 98 eliminates this treatment for issuances that are not considered to be nominal issuances. The Company has determined that issuances of stock and stock options within 12 months of the IPO were not nominal issuances. SAB 98 has been applied in the accompanying financial statements for all periods presented.

         The following reconciles the numerators and denominators of the basic and diluted earnings per share computations of net income. During 1996 there were no dilutive securities outstanding. Therefore, the calculation of basic and diluted earnings per share was identical in this year. The reconciliations for 1997 and 1998 are shown below:

                                                                             SHARES
                                                      NET INCOME           OUTSTANDING             EARNINGS
FOR THE YEAR ENDED DECEMBER 31, 1997                  (NUMERATOR)         (DENOMINATOR)            PER SHARE
------------------------------------                  -----------       ------------------         ---------
Basic Earnings Per Share ...........................   $9,627,247            14,610,888            $   0.66
                                                                                                   ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding .................           --                51,369

                                                       ----------            ----------
Diluted Earnings Per Share .........................   $9,627,247            14,662,257            $   0.66
                                                       ==========            ==========            ========

                                                                             SHARES
                                                      NET INCOME           OUTSTANDING             EARNINGS
FOR THE YEAR ENDED DECEMBER 31, 1998                  (NUMERATOR)         (DENOMINATOR)            PER SHARE
------------------------------------                  -----------       ------------------         ---------

Basic Earnings Per Share ...........................  $14,617,044             14,845,465            $   0.98
                                                                                                    ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding .................           --                155,711
                                                      -----------             ----------
Diluted Earnings Per Share .........................  $14,617,044             15,001,176            $   0.97
                                                      ===========             ==========            ========


See Note 10 for a description of the Incentive Stock Option Plan.

(10) STOCK OPTION PLANS

         SFAS NO. 123 DISCLOSURE

         As permitted by SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for its three stock-based compensation plans. In accordance with APB Opinion No. 25, the Company recorded no compensation expense related to these plans in 1997 and 1998. There is no compensation expense related to the Metro Information Services, Inc. Employee Stock Purchase Plan (the "ESPP") because it qualifies as a non-compensatory plan under APB Opinion No. 25. There was no compensation expense recorded for either of the stock option plans discussed below because the exercise price of each option equaled the fair value of the underlying common stock as of the grant date. If compensation expense for the Company's three stock-based compensation plans had been determined based on the fair value of the underlying common stock at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 1997 and 1998 would have been reduced to the pro forma amounts indicated below. No options or shares were issued under the plans before 1997.

                                                       DECEMBER 31, 1997                       DECEMBER 31, 1998
                                                  ----------------------------           ----------------------------
                                                     AS           SFAS NO. 123              AS           SFAS NO. 123
                                                  REPORTED         PRO FORMA             REPORTED         PRO FORMA
                                                  --------         ---------             --------         ---------
      Net income ............................   $9,627,247         $9,233,358         $14,617,044        $13,903,986
                                                ==========         ==========         ===========        ===========
      Net income per share -
           Basic ............................     $   0.66           $   0.63            $   0.98           $   0.94
                                                  ========           ========            ========           ========
           Diluted ..........................     $   0.66           $   0.63            $   0.97           $   0.93
                                                  ========           ========            ========           ========

         The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and net income per share amounts presented above because compensation cost is recognized over the options' vesting periods.

         OUTSIDE DIRECTORS STOCK PLAN

         On December 24, 1996, the Company adopted a non-qualified stock option plan (the "Outside Directors Stock Plan") for the outside directors of the Company. Each outside director is granted an option for 3,000 shares of Common Stock on such director's initial election. At each Annual Meeting thereafter, such director is granted an additional option for 1,000 shares of Common Stock. The options granted to outside directors are immediately exercisable in full at a price equal to the fair market value of Common Stock on the date of grant. The options expire 10 years after the date of grant or one year after the outside director is no longer a director of the Company, whichever is earlier. The Company has reserved 50,000 shares for issuance under this plan. During 1997 and 1998, the Outside Directors Stock Plan issued 8,000 options and 2,000 options, respectively, to outside directors and no options were exercised.

         INCENTIVE STOCK OPTION PLAN

         On December 24, 1996, the Company adopted the 1997 Employee Incentive Stock Option Plan which provides for the grant of incentive stock options to purchase up to an aggregate of 770,000 shares of Common Stock. In connection with the initial public offering, certain employees of the Company were granted options to purchase 374,300 shares of Common Stock at the initial public offering price of $16.00 per share. On various dates during 1998, certain employees of the Company were granted options to purchase 246,000 options at the fair market value on the date of grant. All of the options issued in 1997 and 1998 vest ratably over five years and expire not later than nine years and 11 months after the date of grant.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      1997             1998
                                                      ----             ----
      Expected life .............................   5 years          5 years
      Risk free interest rate ...................    6.3%             5.0%
      Expected volatility .......................     51%              56%
      Annual dividend yield .....................      0%               0%

      A summary of the status of the Company's 1997 Employee Incentive Stock Option Plan and Outside Directors Stock Plan as of December 31, 1997 and 1998, and changes during the years then ended, is presented below:

                                                    1997                                1998
                                       ----------------------------------    ----------------------------------
                                                            WEIGHTED                             WEIGHTED
                                         NUMBER OF          AVERAGE            NUMBER OF         AVERAGE
                                           SHARES        EXERCISE PRICE         SHARES        EXERCISE PRICE
                                       ---------------  -----------------    -------------  -------------------
Options at beginning of  year ........             --                 --          314,200               $15.97
Granted ..............................        382,300             $15.98          248,000               $27.47
Exercised ............................             --                 --          (11,070)              $16.00
Forfeited ............................        (68,100)            $16.00          (27,160)              $19.89
                                             --------                            --------
Options at end of year ...............        314,200             $15.97          523,970               $21.21
                                             ========                            ========

Options exercisable at year-end ......         69,320             $15.88          138,310               $18.07
                                             ========                            ========

Weighted average estimated fair value
     of options granted during the
     year ............................          $8.30                              $14.65
                                                =====                              ======

      Following is a summary of the range of exercise prices and the weighted average contractual life of outstanding stock options at December 31, 1998:

                                                    OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                      --------------------------------------------        ------------------------
                                                WEIGHTED AVERAGE        WEIGHTED                       WEIGHTED
                                              REMAINING CONTRACTUAL     AVERAGE                         AVERAGE
   RANGE OF EXERCISE PRICES          SHARES          LIFE            EXERCISE PRICE        SHARES   EXERCISE PRICE
   ------------------------         --------         ----            --------------        ------   --------------
$13.50 ..........................     6,000        8.3 years             $13.50             6,000       $13.50
$16.00 ..........................   276,970        8.0 years             $16.00           106,510       $16.00
$19.25 ..........................     2,000        8.4 years             $19.25             2,000       $19.25
$23.75 to $25.81 ................    26,500        9.8 years             $25.70                --           --
$27.25 to $27.75 ................   210,500        9.5 years             $27.60            21,800       $27.70
$35.75 ..........................     2,000        9.4 years             $35.75             2,000       $35.75
                                    -------                                               -------
$13.50 to $35.75 ................   523,970        8.7 years             $21.21           138,310       $18.07
                                    =======                                               =======

         EMPLOYEE STOCK PURCHASE PLAN

         The Company adopted the ESPP on December 24, 1996. Under the ESPP, an aggregate of 250,000 shares of Common Stock may be purchased from the Company by the employees through payroll withholding pursuant to a series of offerings. All full-time employees who have met certain service requirements (as defined in the ESPP), except for employees who own Common Stock of the Company or options on such stock which represent more than 5% of Common Stock of the Company, are eligible to participate. The purchase price of Common Stock is 85% of the lesser of the fair market value of Common Stock on the first trading day of the calendar quarter and the last trading day of the quarter. During 1997 and 1998, the Company sold 19,984 and 53,106 shares, respectively, of Common Stock to the ESPP for a total of $351,937 and $1,323,056, respectively.

         The fair value of the employees' purchase rights of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1997             1998
                                              ----             ----
     Expected life .......................  3 months         3 months
     Risk free interest rate .............  5.1%             4.9%
     Expected volatility .................  27%              31%
     Annual dividend yield ...............   0%               0%

         The weighted average fair value of those purchase rights granted in 1998 was $6.38.

(11) PROFIT SHARING PLAN

         The Company sponsors a 401(k) employee benefit plan covering all eligible employees with a minimum of three months of service. Eligible employees are permitted to make voluntary deductible contributions to the plan and the Company makes matching contributions of one-half of the eligible employee's contribution, up to a maximum of 6% of the employee's compensation.

         The Company made matching contributions of $1,181,665, $1,342,860 and $1,775,329 to the plan for the years ended December 31, 1996, 1997 and 1998, respectively.

(12) COMMITMENTS AND CONTINGENCIES

         The Company is obligated under various non-cancelable operating leases for office space. Rent expense for the years ended December 31, 1996, 1997 and 1998 was $1,094,436, $1,424,822 and $1,930,184, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. Renewal options are available at most locations. Future minimum lease payments, including contingent rentals, as of December 31, 1998 are as follows:

       1999............................................  $ 2,298,049
       2000............................................    2,087,597
       2001............................................    1,736,614
       2002............................................      755,125
       2003............................................      368,285
       Thereafter......................................           --
                                                         -----------
                                                         $ 7,245,670
                                                         -----------
                                                         -----------

         The Company self-insures against employees' health insurance claims up to a stop loss limit of $125,000 per employee per year and a variable, aggregate stop loss limit. Amounts charged to income related to insurance claims were $3,143,431, $3,965,692 and $5,535,831 for the years ended December 31, 1996,
1997 and 1998, respectively. Included in accrued compensation and benefits on the accompanying consolidated balance sheets is a reserve for claims incurred but not yet reported of $800,494 and $952,348 at December 31, 1997 and 1998, respectively.

(13) SHAREHOLDERS' EQUITY

         On October 22, 1996, the Company's shareholders amended and restated the articles of incorporation. Under the amended and restated articles of incorporation, the Company authorized 1,000,000 shares of Preferred Stock, par value $0.01 and 50,000,000 shares of Common with a par value of $0.01 per share, of which 49,000,000 shares are designated as Common Stock and 1,000,000 shares are designated as Nonvoting Common Stock. The recapitalization and the 3,507.2952 for one stock split described in Note 14, are reflected in these consolidated financial statements and the accompanying notes.

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

(14) INITIAL PUBLIC OFFERING

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

         CONVERSION OF NONVOTING COMMON STOCK

         The nonvoting Redeemable Common Stock was released from any agreement requiring its redemption and was converted into voting Common Stock. As a result, the 3,731,761 shares of Redeemable Common Stock have been reclassified as Common Stock in the December 31, 1997 and 1998 financial statements.

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

(15) SUBSEQUENT EVENTS (UNAUDITED)

         On January 1, 1999, the Company acquired D. P. Specialists, Inc. and
D. P. Specialists Learning Center, LLC ("DPS" collectively), an information technology consulting services and personnel staffing business located in El Segundo, California and Woodbridge, New Jersey for a purchase price of $10,000,000. DPS had unaudited gross revenues of $13,242,626 for the year ended December 31, 1998. On February 1, 1999, the Company acquired The Professionals -Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses located in Irvine, California and San Bruno, California for a purchase price of $17,976,082. PCM and KSC had unaudited gross revenues of $10,668,000 and $11,445,000 respectively, for the year ended December 31, 1998. Effective March 1, 1999, the Company acquired Solution Technologies, Inc. ("STI"), an information technology consulting services and personnel staffing business located in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri, for a purchase price of $24,046,000. There may be an additional purchase price amount which is to be determined based on STI's consultant count on March 8, 1999. STI had unaudited gross revenues of $23,176,000 for the year ended December 31, 1998. For all of these acquisitions, if the companies acquired achieve certain predetermined financial results during the next fiscal year, the Company will make an additional payment which will be recorded as additional goodwill. The acquisitions will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets acquired based on their estimated fair values. The balance of the purchase price will be recorded as goodwill. The acquisitions were financed partially with proceeds remaining from the Company's initial public offering of common stock on January 29, 1997. The remainder of the purchase price was financed with the Company's cash on hand and borrowings from the Company's line of credit.

         On January 15, 1999, the Company increased its line of credit facilities from $39,900,000 to $90,000,000. In addition, one the covenants was modified to increase the limit on incurring additional debt. The facilities are provided in equal amounts by three banks and have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal on one of the facilities was previously required to be repaid in four equal annual installments. All of the facilities now require that if their terms are not extended, principal must be repaid at the end of four years.

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth certain quarterly operating information for each of the 12 quarters ending with the quarter ended December 31, 1998. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.


STATEMENTS OF INCOME DATA                                   FIRST        SECOND      THIRD      FOURTH
                                                           QUARTER       QUARTER    QUARTER     QUARTER
                                                           -------       -------    -------     -------
                                                            (Dollars in thousands except per share data)
1996:
    Revenue .............................................  $26,328       $27,812     $29,142     $30,681
    Gross profit ........................................    7,726         8,452       8,817       9,216
    Operating income ....................................    2,107         2,248       2,431       2,314
    Net income ..........................................    2,021         2,184       2,371       2,265
    Net income per share - basic and diluted ............  $  0.17       $  0.18     $  0.19     $  0.18
    Pro forma net income ................................    1,213         1,310       1,423       1,359
    Pro forma net income per share - basic and diluted ..  $  0.09       $  0.10     $  0.11     $  0.11
    Gross profit percentage .............................     29.3%         30.4%       30.3%       30.0%
    Operating income percentage .........................      8.0%          8.1%        8.3%        7.5%

1997:
    Revenue .............................................  $33,045       $35,883     $40,569     $43,080
    Gross profit ........................................    9,727        10,841      12,580      13,351
    Operating income ....................................    2,741         3,409       4,314       4,612
    Net income ..........................................    1,832         2,180       2,703       2,912
    Net income per share - basic and diluted ............  $  0.13(1)    $  0.15     $  0.18     $  0.20
    Gross profit percentage .............................     29.4%         30.2%       31.0%       31.0%
    Operating income percentage .........................      8.3%          9.5%       10.6%       10.7%

1998:
    Revenue .............................................  $47,110       $52,391     $56,593     $57,799
    Gross profit ........................................   14,346        16,375      17,296      17,553
    Operating income ....................................    4,663         5,715       6,538       6,454
    Net income ..........................................    2,899         3,559       4,051       4,109
    Net income per share - basic ........................  $  0.20       $  0.24     $  0.27     $  0.28
    Net income per share - diluted ......................  $  0.19       $  0.24     $  0.27     $  0.27
    Gross profit percentage .............................     30.5%         31.3%       30.6%       30.4%
    Operating income percentage .........................      9.9%         10.9%       11.6%       11.2%

------------------

(1) Net income per share for the three months ended March 31, 1997 includes a one-time reduction in income tax expense of $125,000 which represents the cumulative effect of the Company converting from a S corporation to a C corporation effective January 1, 1997. Excluding the $125,000 one-time reduction in income taxes, earnings per share for the three months ended March 31, 1997 would have been $0.12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      The Company is required to identify any director or officer who failed to timely file with the Securities and Exchange Commission a required report relating to ownership and change in ownership of the Company's equity securities. One officer, Ron Cheatham, inadvertently did not report on Form 4 the sale of 300 shares, which he purchased in the Employee Stock Purchase Plan, in August 1998. This sale was reported on a subsequently filed Form 5.

      The other information required by this Item is included in Part I as permitted by Rule 401 of Regulation S-K and the General Instructions.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain information concerning compensation paid to or earned by the Company's President and Chief Executive Officer and each of the Company's four other most highly compensated executive officers who earned more than $100,000 (the "Named Executive Officers") for services rendered during the years ended December 31, 1998, 1997 and 1996.

                                                                                      LONG-TERM
                                                    ANNUAL COMPENSATION             COMPENSATION
                                               ------------------------------     -----------------
                                                                                  SHARES OF COMMON
                                                         SALARY       BONUS       STOCK UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR        ($)         ($)           OPTIONS(#)         COMPENSATION ($)
---------------------------                    ----      ------       -------     -----------------     ----------------
John H. Fain,                                  1998      330,000      130,000              --              15,636 (1)
   Chairman of the Board, President and        1997      300,000      195,000              --              16,339 (2)
   Chief Executive Officer                     1996      600,000           --              --               7,889 (2)

Andrew J. Downing,                             1998      264,000      102,500           5,000               6,559 (1)
   Executive Vice President and Chief          1997      240,000      159,914           5,000               5,330 (2)
   Operating Officer                           1996      210,000      180,810           5,000                 749 (2)

Frank B. Bracken, Jr.,                         1998      200,000       96,250              --               5,800 (1)
  Vice President of Operations                 1997      180,000      145,729           5,000               7,206 (2)
                                               1996      170,000      143,891           5,000                  --

Richard C. Jaeckle,                            1998      200,000      122,500           5,000               6,000 (1)
   Vice President of Operations                1997      180,000      138,750           5,000               6,086 (2)
                                               1996      180,000       99,787           5,000                  --

Kathleen A. Neff,                              1998      200,000       77,500           5,000               6,388 (1)
   Vice President of Operations                1997      180,000      128,567           5,000              10,673 (2)
                                               1996      165,000      100,203           5,000                 475 (2)

----------
(1) Retirement Savings Plan and Trust contributions were $4,800 for each of the Named Executive Officers. Amounts paid for excess accrued vacation and sick leave amounted to $8,631 for Mr. Fain, $20 for Mr. Downing, $0 for Mr. Bracken, $0 for Mr. Jaeckle and $0 for Ms. Neff. The remaining amounts represent non-cash compensation for use of Company condominiums and other miscellaneous amounts.

(2) Includes certain health insurance premiums paid by the Company for 1996, amounts the Company contributed to the Metro Information Services, Inc. Retirement Savings Plan and Trust, amounts paid for excess accrued vacation and sick leave, non-cash compensation for use of Company condominiums and other miscellaneous amounts for 1996 and 1997.

1998 OPTION GRANTS TABLE

      The following table sets forth the number of options to purchase shares of Common Stock granted to the Named Executive Officers during 1998.


                               NUMBER OF SHARES     PERCENT OF TOTAL
                                  UNDERLYING       OPTIONS GRANTED TO    EXERCISE OR                   PRESENT VALUE
                                    OPTIONS            EMPLOYEES         BASE PRICE     EXPIRATION       ON DATE OF
            NAME                    GRANTED              IN 1998        ($/SHARE) (1)       DATE       GRANT ($) (2)
            ----                    -------              -------        -------------       ----       -------------
John H. Fain.................           --                  --                 --               --             --
Andrew J. Downing ...........        5,000                 2.0              27.75         12/01/07         75,300
Andrew J. Downing ...........        5,000                 2.0              27.50         11/28/08         72,700
Frank B. Bracken, Jr. .......        5,000                 2.0              27.75         12/01/07         75,300
Richard C. Jaeckle ..........        5,000                 2.0              27.75         12/01/07         75,300
Richard C. Jaeckle ..........        5,000                 2.0              27.50         11/28/08         72,700
Kathleen A. Neff ............        5,000                 2.0              27.75         12/01/07         75,300
Kathleen A. Neff ............        5,000                 2.0              27.50         11/28/08         72,700

----------
(1) All options were granted at an exercise price equal to the fair market value of the underlying securities on the grant date. Options were granted on 1/1/98 at $27.75 and on 12/28/98 at $27.50. The options vest ratably over five years and will expire, at the latest, nine years and 11 months after the date of grant.

(2) This value is based on the Black-Scholes option pricing model which includes assumptions for variables such as interest rates, stock price volatility and future dividend yield. The Company's use of this model is not an endorsement of its accuracy. Whether the model assumptions used will prove to be accurate cannot be known at the date of grant or as of the date of this Report. The Black-Scholes model produces a value based on freely tradable securities. Because the stock options awarded in 1998 are non-transferable, the "present value" shown cannot be realized by the holder. Recognizing these limitations of the model, the following assumptions were used to estimate the present value on the date of grant:
     1/1/98 grants - dividend yield of 0%, risk-free rate of return of 5.7%, estimated volatility of 56% and estimated average expected option term of 5 years (these options vest ratably over five years beginning December 31, 1998); 12/28/98 grants - dividend yield of 0%, risk-free rate of return of 4.6%, estimated volatility of 56% and estimated average expected option term of 5 years (these options vest ratably over five years beginning December 31, 1999).

1998 YEAR-END OPTION VALUE TABLE

      During 1998, no stock options were exercised by any of the Named Executive Officers. The following table sets forth the number and value of all unexercised options at year end for these individuals:

                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                                                             OPTIONS AT YEAR END (#)             YEAR END ($)
NAME                                                        EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                                                        -------------------------     -------------------------
John H. Fain ............................................                         0/0                           0/0
Andrew J. Downing .......................................                3,000/12,000                31,680/157,870
Frank B. Bracken, Jr. ...................................                 3,000/7,000                 31,680/85,170
Richard C. Jaeckle ......................................                3,000/12,000                31,680/157,870
Kathleen A. Neff ........................................                3,000/12,000                31,680/157,870

DIRECTOR COMPENSATION

         Directors who are executive officers of the Company receive no compensation for their service as members of either the Board of Directors or committees thereof. During 1998, the Outside Directors, Mr. Becker and Mr. Loving, each received an annual fee of $6,000, plus $1,000 for each Board of Directors and committee meeting attended and reimbursement for their expenses. In addition, under the Company's non-qualified stock option plan for Outside Directors (the "Outside Directors Stock Plan"), each Outside Director received an option for 1,000 shares of the

Common Stock for their participation in Metro's 1998 Annual Meeting, held June 9, 1998. At each Annual Meeting of shareholders thereafter, such director shall be granted an additional option for 1,000 shares of the Common Stock. The options granted to Outside Directors may be exercised immediately at a price equal to the fair market value of the Common Stock on the date of grant. The options expire 10 years after the date of grant or one year after the Outside Director is no longer a director of the Company, whichever is earlier. Options for an aggregate of 50,000 shares of the Common Stock may be granted under the Outside Directors Stock Plan. The Company granted options for 2,000 shares under this plan during 1998.

EMPLOYMENT AGREEMENTS

         In connection with the Company's January 29, 1997 initial public offering, the Company entered into employment agreements with each of its Named Executive Officers effective January 1, 1997. The employment agreements provide for an initial term of one year. Thereafter, each agreement will automatically renew for successive one-year terms unless terminated by either party. Each employment agreement provides that an officer's compensation will include a base salary, a performance bonus and other bonus programs and benefit plans. The performance bonus is based on the Company's achievement of specified levels of revenue and operating income as determined by the Compensation Committee. The agreements contain provisions protecting against use of the Company's confidential information and protecting the Company against competition from each officer for a two-year period after termination of employment in any market in which the Company operates. For 1999, the base salaries of the Named Executive Officers are as follows: Mr. Fain, $360,000; Mr. Downing, $300,000; Mr. Bracken, $200,000; Mr. Jaeckle, $220,000; and Ms. Neff, $230,000.

         Each employment agreement also includes a salary continuation arrangement in the event of a serious illness or accident that leads to long-term disability or in the event of termination of the agreement by the Company without cause. The amount payable under these arrangements from Metro's funds and group disability policy could exceed $100,000 under each employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         John H. Fain, Chairman of the Board, President and Chief Executive Officer of Metro, served as Chairman of the Compensation Committee during 1998. No other interlocks or insider participation required to be disclosed under this caption occurred during 1998.

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

         The Compensation Committee was formed on April 18, 1997 after the Company's January 1997 initial public offering. The 1997 Compensation Plans ("1997 Compensation Plans") for the Company's executive officers were established before the initial public offering. Accordingly, the Compensation Committee was not involved in the determination of the 1997 Compensation Plans. Mr. Fain, who was then the Company's sole Director, made those compensation decisions. The Compensation Committee met once in 1997 and twice in 1998 to consider the 1998 and 1999 compensation plans for the Company's executive officers.

         The Company's 1997 and 1998 Compensation Plans were designed and administered so that a significant portion of each executive officer's compensation was linked to the Company's financial performance and so that the interests of the Company's executive officers were aligned with the interests of its shareholders. The Company's compensation plans include base salary, incentive awards based on financial performance of the Company for each quarter and the year and incentive stock option awards. The base salary of the executive officers is based on a number of factors, including base salary for executives in similar companies, the experience and training of the executive officer and the length of service of the executive officer with the Company. A significant percentage of the executive officers' compensation for 1997 and 1998 was based on the Company achieving certain revenue, operating income and other performance goals, including consultant growth, productivity and consultant retention. These goals were met or exceeded by the Company.

         Before the Company's initial public offering, the Company established the Metro Information Services, Inc. 1997 Employee Incentive Stock Option Plan (the "Incentive Stock Plan") to provide incentive to the Company's key employees, including the executive officers of the Company, to increase the value of the Company's stock. In 1997 and 1998, each of the executive officers (other than Mr. Fain, who is ineligible to participate in the Incentive Stock
Plan) received grants of options under the Incentive Stock Plan. The options granted executive officers under the Incentive Stock Plan vest over a five-year period.

         This report is submitted by the members of the Compensation Committee:

              Ray E. Becker
              John H. Fain
              A. Eugene Loving, Jr.

PERFORMANCE GRAPH

         The following graph provides a comparison of the cumulative total stockholder return on the Common Stock with the cumulative total return on The Nasdaq Stock Market and a group of 10 peer companies during the period from the Company's initial public offering on January 29, 1997 through December 31, 1998. The comparison assumes that $100 was invested at the beginning of the period in the stock or index and assumes the reinvestment of any dividends. The Company selected a peer group of other IT services companies with similar service offerings. The peer companies are: Analysts International Corp., Ciber, Inc., Computer Horizons Corp., Computer Management Sciences, Inc., Computer Task Group, Inc., Cotelligent Group, Inc., Data Processing Resources Corp., Keane, Inc., Renaissance Worldwide, Inc. and SCB Computer Technology, Inc. The peer group index reflects the weighted average market capitalization of the group.

[PERFORMANCE GRAPH]

This graph depicts the performance of $100 invested on January 29, 1997, in the Company's Common Stock, Nasdaq Stock Market (U.S.) and peer group IT services companies, including reinvestment of any dividends for the fiscal year ended December 31, 1997 and 1998.

Corresponding index value and Common Stock price values are given below:

                                          JANUARY 29, 1997      DECEMBER 31, 1997      DECEMBER 31, 1998
                                          -----------------     -----------------      -----------------
Metro Information Services, Inc.               $100.00               $173.44                $187.50
The Nasdaq Stock Market (U.S.)                 $100.00               $116.86                $163.99
Peer Group                                     $100.00               $183.33                $171.04

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 1, 1999, certain information regarding the beneficial ownership of Metro Common Stock, by (i) each of the Company's directors, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all directors and officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of Common Stock. Unless otherwise indicated in the footnotes to the table below, each person or entity named below has an address in care of the Company's principal office. All share amounts have been rounded to the nearest whole share.


DIRECTORS, OFFICERS                                                                   TOTAL
AND 5% SHAREHOLDERS                                                                OWNERSHIP (1)     PERCENTAGE
-------------------                                                                -------------     ----------
John H. Fain(2) .................................................................      8,360,665       56.2%
Andrew J. Downing(3) ............................................................        508,363        3.4
Robert J. Eveleigh(4) ...........................................................          4,594         *
Ray E. Becker(5) ................................................................          5,000         *
Frank B. Bracken, Jr.(6) ........................................................        203,664        1.4
Richard C. Jaeckle(7) ...........................................................         82,214         *
A. Eugene Loving, Jr.(8) ........................................................          5,100         *
Kathleen A. Neff(9) .............................................................        209,102        1.4
The Fain Family Irrevocable Trust 1993(10) ......................................      1,206,510        8.1
All directors and executive officers as a group (12 persons)(2) .................      9,253,392       62.0

----------
* Indicates less than 1%.

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

(3) Includes 60,759 shares of the Common Stock owned by a trust established by Mr. Downing and his wife, Cheryl O. Downing, of which his wife is the sole trustee. Also includes 2,000 option shares awarded in 1997 and 1,000 option shares awarded in 1998 which are currently exercisable under the Incentive Stock Option Plan. The business address of The Downing Irrevocable Trust 1997 is 2401 Haversham Close, Virginia Beach, VA 23454.

(4) Includes 3,000 option shares awarded in 1997 and 1,000 option shares awarded in 1998 which are currently exercisable under the Incentive Stock Option Plan.

(5) Includes 4,000 option shares awarded in 1997 and 1,000 options shares awarded in 1998 which are currently exercisable under the Outside Directors Stock Plan. Mr. Becker's business address is P.O. Box 1448, Ellsworth, ME 04605.

(6) Includes 2,000 option shares awarded in 1997 and 1,000 option shares awarded in 1998 which are currently exercisable under the Incentive Stock Option Plan.

(7) Includes 2,000 option shares awarded in 1997 and 1,000 option shares awarded in 1998 which are currently exercisable under the Incentive Stock Option Plan.

(8) Includes 4,000 option shares awarded in 1997 and 1,000 option shares awarded in 1998 which are currently exercisable under the Outside Directors Stock Plan. Mr. Loving's business address is 900 Laskin Road, Virginia Beach, Virginia 23451.

(9) Includes 2,000 option shares awarded in 1997 and 1,000 option shares awarded in 1998 which are currently exercisable under the Incentive Stock Option Plan.

(10) The business address of The Fain Family Irrevocable Trust 1993 is P.O. Box 8888, Virginia Beach, Virginia 23450.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There were no related party transactions required to be disclosed under this Item for 1998.

      The Audit Committee of the Board of Directors is responsible for reviewing all transactions between the Company and any officer or director of the Company or any entity in which an officer or director has a material interest. Any such transactions must be on terms no less favorable than those that could be obtained on an arms-length basis from independent third parties. The Audit Committee was formed in April 1997 and met once during 1997 and once during 1998.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements:

          The following consolidated financial statements are included in Part II, Item 8 of this report:

                  Independent Auditors' Report
                  Consolidated Statements of Income for the Years Ended December
                       31, 1996, 1997 and 1998
                  Consolidated Balance Sheets as of December 31, 1997 and 1998 Consolidated Statements of Changes in Redeemable Common Stock
                       and Shareholders' Equity for the Years Ended December 31, 1996, 1997 and 1998
                  Consolidated Statements of Cash Flows for the Years Ended
                       December 31, 1996, 1997 and 1998

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

           10.2 Registrant's 1997 Employee Stock Purchase Plan as amended through June 9, 1998.*

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

           10.6 Employment Agreement dated as of December 10, 1996 between Registrant and Richard C. Jaeckle, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

           10.7 Employment Agreement dated as of December 10, 1996 between Registrant and Kathleen A. Neff, incorporated by reference to
                  Exhibit 10.15 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

           10.8 Employment Agreement dated as of January 1, 1998 between Registrant and Ronald D. Cheatham.*

           10.9 Employment Agreement dated as of January 1, 1998 between Registrant and Michael G. Martin.*

           10.10 Employment Agreement dated as of January 1, 1999 between Registrant and Arthur C. Harwood.*

           10.11 Lease dated September 19, 1996 between Tidewater Partners Limited Partnership and Registrant for premises located at Reflections II Office Building, Suite 300, 200 Golden Oak Court, Virginia Beach, VA 23452, incorporated by reference to
                  Exhibit 10.16 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

           10.12 Tax Indemnification Agreement dated as of December 24, 1996 between Shareholders of Registrant and Registrant, incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

           10.13 Employment Agreement dated as of January 29, 1997 between Registrant and Robert J. Eveleigh, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 as previously filed with the Commission on January 22, 1997.

           11 Computation of earnings per share and pro forma earnings per share.*

           21     Subsidiaries of the Registrant.*

           23     Consent of KPMG LLP.*

           27     Financial Data Schedule.*

           99.1 Credit Agreement with NationsBank, N.A., Signet Bank and Crestar Bank dated June 20, 1997, incorporated herein by reference to Exhibit 99 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

           99.2 First Modification Agreement with NationsBank, N.A., Crestar Bank and First Union National Bank dated January 15, 1999.*

           * Filed herewith.

(b)        Reports on Form 8-K during last quarter of 1997:

           Report dated December 2, 1998 reporting the acquisition of the assets of The Avery Group.

                                                                     SCHEDULE II

                 METRO INFORMATION SERVICES, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                       WRITE-OFF
                                                 BALANCE AT                               OF             BALANCE AT
                                                 BEGINNING         CHARGES TO        UNCOLLECTIBLE         END OF
                                                 OF PERIOD           REVENUE           ACCOUNTS            PERIOD
                                              ----------------- ------------------ ------------------ ------------------
Allowance for Doubtful Accounts:
     Year ended December 31, 1996 ...........       $86,007           $110,010            $82,131           $113,886
     Year ended December 31, 1997 ...........       113,886            100,908             62,593            152,201
     Year ended December 31, 1998 ...........       152,201            330,806            110,336            372,671


                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Metro Information Services, Inc.:

Under date of January 29, 1999, except as to Note 15, which is as of March 2, 1999, we reported on the consolidated balance sheets of Metro Information Services, Inc. and subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of income, changes in redeemable common stock and shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, which are included herein. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG LLP

Norfolk, Virginia
January 29, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           METRO INFORMATION SERVICES, INC.


Date: March 8, 1999                          By  /s/ JOHN H. FAIN
                                                 -----------------
                                                     John H. Fain

                                       PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                     DATE
        ---------                       -----                     ----


    /s/ JOHN H. FAIN        President and Director             March 8, 1999
--------------------------- (Principal Executive Officer)
       John H. Fain


  /s/ ANDREW J. DOWNING     Executive Vice President and       March 8, 1999
--------------------------- Director
      Andrew J. Downing


 /s/ ROBERT J. EVELEIGH     Treasurer, Chief Financial         March 8, 1999
--------------------------- Officer and Director (Principal
     Robert J. Eveleigh     Financial Officer)