Form 10-Q
period 1999-03-31
METRO INFORMATION SERVICES INC
filed 1999-05-17
CIK 1026965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                 MARCH 31, 1999

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

      Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

      As of April 30, 1999, the registrant had issued and outstanding 14,913,710 shares of Common Stock, $.01 par value.

================================================================================

                        METRO INFORMATION SERVICES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                          Page
                                                                          Number
                                                                          ------

PART I.     FINANCIAL INFORMATION:

ITEM 1.     Consolidated Statements of Income for the
            Three Months Ended March 31, 1998 and 1999 (unaudited)        3

            Consolidated Balance Sheets as of
            December 31, 1998 and March 31, 1999 (unaudited)              4

            Consolidated Statement of Changes in Shareholders'
            Equity for the Three Months Ended March 31, 1999
            (unaudited)                                                   5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1998 and 1999 (unaudited)        6

            Notes to Consolidated Financial Statements (unaudited)        7

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12

PART II.    OTHER INFORMATION                                             23

SIGNATURES                                                                25

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three months
                                                         ended March 31,
                                                   ----------------------------
                                                       1998            1999
                                                   ------------    ------------
Revenue                                            $ 47,109,515    $ 72,472,838
Cost of revenue                                      32,763,637      51,502,369
                                                   ------------    ------------
Gross profit                                         14,345,878      20,970,469
                                                   ------------    ------------
Selling, general and administrative expenses          9,290,457      13,160,953
Depreciation expense                                    351,246         522,969
Amortization expense (Note 4)                            41,442         377,946
                                                   ------------    ------------
     Total operating expenses                         9,683,145      14,061,868
                                                   ------------    ------------
Operating income                                      4,662,733       6,908,601
                                                   ------------    ------------
Interest income                                         182,770          58,112
Interest expense                                        (14,567)       (175,942)
                                                   ------------    ------------
     Net interest income (expense)                      168,203        (117,830)
                                                   ------------    ------------
Income before income taxes                            4,830,936       6,790,771
Income taxes                                          1,932,374       2,750,262
                                                   ------------    ------------
Net income                                         $  2,898,562    $  4,040,509
                                                   ============    ============
Net income per share:
     Basic                                         $       0.20    $       0.27
                                                   ============    ============
     Diluted                                       $       0.19    $       0.27
                                                   ============    ============

Weighted average number of shares of
   common stock and potential dilutive
   securities outstanding:
     Basic                                           14,823,296      14,887,013
                                                   ============    ============
     Diluted                                         14,988,967      15,002,632
                                                   ============    ============

See accompanying notes to consolidated financial statements

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,     March 31,
                                                         1998           1999
                                                     ------------   ------------
ASSETS                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents (Note 2)                 $ 18,495,580   $  2,134,536
  Accounts receivable, net                             35,994,170     51,724,424
  Prepaid expenses                                        457,578        694,120
  Deferred income taxes                                   851,653      1,005,733
                                                     ------------   ------------
    Total current assets                               55,798,981     55,558,813
Property and equipment, net                             9,655,638     10,859,596
Goodwill, net (Notes 4 and 5)                          15,410,128     64,355,601
Other assets                                              134,951        878,442
                                                     ------------   ------------
    Total assets                                     $ 80,999,698   $131,652,452
                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable (Note 2)                          $  8,119,928   $  9,234,075
  Accrued compensation and benefits                    10,902,482     17,392,658
                                                     ------------   ------------
    Total current liabilities                          19,022,410     26,626,733
Long-term liabilities:
  Line of credit facilities (Note 6)                           --     38,418,100
  Deferred income taxes                                   732,195        875,532
                                                     ------------   ------------
    Total liabilities                                  19,754,605     65,920,365
                                                     ------------   ------------
Shareholders' equity:
    Preferred stock, $0.01 par value; authorized
     1,000,000 shares; none issued and outstanding             --             --
    Common stock, $0.01 par value, authorized
     50,000,000 shares; issued and outstanding
     14,884,160 shares at December 31, 1998,
     14,912,910 shares at March 31, 1999                  148,842        149,129
    Paid in capital                                    37,585,480     38,031,678
    Retained earnings                                  23,510,771     27,551,280
                                                     ------------   ------------
      Total shareholders' equity                       61,245,093     65,732,087
                                                     ------------   ------------
        Total liabilities and shareholders' equity   $ 80,999,698   $131,652,452
                                                     ============   ============

See accompanying notes to consolidated financial statements

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                  Shareholders' Equity
                                       -------------------------------------------------------------------
                                              Common Stock
                                       -------------------------     Paid in      Retained
                                         Shares         Amount       Capital      Earnings        Total
                                       -----------   -----------   -----------   -----------   -----------
BALANCE AS OF DECEMBER 31, 1998         14,884,160   $   148,842   $37,585,480   $23,510,771   $61,245,093

Net proceeds from issuance of
  25,000 shares of common stock to
  Employee Stock Purchase Plan              25,000           250       386,235            --       386,485

Net proceeds from issuance of 3,750
  shares of common stock to Employee
  Incentive Stock Option Plan                3,750            37        59,963            --        60,000

Net income                                      --            --            --     4,040,509     4,040,509
                                       -----------   -----------   -----------   -----------   -----------

BALANCE AS OF MARCH 31, 1999            14,912,910   $   149,129   $38,031,678   $27,551,280   $65,732,087
                                       ===========   ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Three months
                                                                      ended March 31
                                                               ----------------------------
                                                                   1998            1999
                                                               ------------    ------------
Cash flows from operating activities:
  Net income                                                   $  2,898,562    $  4,040,509
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization - cost of revenue                   6,662          11,878
    Depreciation and amortization - selling, general &
     administrative expenses                                        392,688         900,915
    Net loss on sale of property and equipment                        7,144           5,478
    Deferred income taxes                                            (4,990)        (10,743)
    Changes in operating assets and liabilities increasing
      (decreasing) cash, net of the effects of acquisitions:
         Restricted cash (Note 2)                                        --        (497,987)
         Accounts receivable                                     (4,928,862)     (7,170,338)
         Prepaid expenses                                           (57,321)       (178,701)
         Other assets                                               182,562        (129,825)
         Accounts payable                                           109,548         782,738
         Accrued compensation and benefits                        2,777,906       5,093,587
                                                               ------------    ------------
           Net cash provided by operating activities              1,383,899       2,847,511
                                                               ------------    ------------

Cash flows from investing activities:
  Acquisition of property and equipment                          (1,113,180)       (863,312)
  Acquisition of computer software                                 (797,018)       (342,029)
  Acquisition of businesses                                      (1,284,024)    (56,872,026)
  Proceeds from sale of property and equipment                        1,300           4,227
                                                               ------------    ------------
           Net cash used in investing activities                 (3,192,922)    (58,073,140)
                                                               ------------    ------------

Cash flows from financing activities:
  Net borrowings under line of credit                                    --      38,418,100
  Proceeds from issuance of shares to Employee Stock
   Purchase Plan                                                    289,428         386,485
  Proceeds from issuance of shares to Employee
   Incentive Stock Option Plan                                      105,280          60,000
                                                               ------------    ------------
           Net cash provided by financing activities                394,708      38,864,585
                                                               ------------    ------------
Net decrease in cash and cash equivalents                        (1,414,315)    (16,361,044)

Cash and cash equivalents at beginning of period                 22,028,594      18,495,580
                                                               ------------    ------------

Cash and cash equivalents at end of period                     $ 20,614,279    $  2,134,536
                                                               ============    ============

Supplemental disclosure of cash flow information -
  Cash paid for interest                                       $     14,567    $    175,942
                                                               ============    ============
  Cash paid for income taxes                                   $    284,150    $    881,523
                                                               ============    ============

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

      The information presented for March 31, 1998 and 1999, and for the three-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three-month periods ended March 31, 1998 and 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035). Certain 1998 amounts have been reclassified for comparability with the 1999 financial statement presentation.

      Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The subsidiaries were formed in conjunction with the acquisitions discussed in Note 4. Results of operations of the Company include the results of operations of the subsidiaries since the acquisitions as follows:

                                                               Date of
Name of Subsidiary                     D/B/A                   Acquisition
------------------                     -----                   -----------
Metro Information Services of Los      D.P. Specialists        January 1, 1999
Angeles, Inc.

Metro Information Services of Orange   The Professionals       February 1, 1999
County, Inc.                           Krystal Solutions

Metro Information Services of          Solution Technologies   March 1, 1999
Pennsylvania, Inc.

2. Restricted Cash

      Metro has agreed to act as payment agent for a client on an information technology project. As of March 31, 1999, the Company held $766,537 of restricted cash for this client. This amount is included in cash and cash equivalents and accounts payable presented in the consolidated balance sheets. Client approved invoices will be paid out of the restricted cash held and Metro will remit any remaining restricted cash to the client at the end of the project. Metro is not obligated to pay invoices that exceed the amount of the restricted cash held.

3. Internal Use Software Costs

      On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This SOP provides guidance on capitalizing certain costs related to computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application was encouraged in fiscal years for which annual financial statements had not been issued. The Company adopted the SOP effective January 1, 1998. The SOP causes amounts that otherwise would have been charged to selling, general and administrative expenses in the period incurred to be capitalized and amortized over the useful life of the computer software, typically three to seven years. Between January 1, 1998 and March 31, 1999, $1,436,000 in costs have been capitalized by the Company pursuant to this SOP. For the three months ended March 31, 1999 and 1998, the effect of this change in accounting was to increase net income by $229,000 and $87,000, respectively, increase basic net income per share by $0.01 and less than $0.01, respectively and increase diluted net income per share by $0.02 and less than $0.01, respectively. Because the SOP requires that computer software be ready for its intended use before amortization begins, no material amortization expense has been recognized for these amounts through March 31, 1999.

4. Acquisitions

      On December 2, 1998, the Company completed the acquisition of The Avery Group ("Avery"), an information technology services company with one office in the Palo Alto/Silicon Valley area of California. The purchase price was $11,754,000, of which $11 million was paid at closing and $754,000 was paid in February 1999 based on a net worth adjustment calculation performed in February 1999.

      On January 1, 1999, the Company acquired D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), an information technology consulting services and personnel staffing business located in El Segundo, California and Woodbridge, New Jersey for a purchase price of approximately $10,073,000, including direct costs of the acquisition of approximately $73,000, subject to a net worth adjustment. A portion of the purchase price was preliminarily allocated to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the preliminary allocation of the purchase price based on January 1, 1999 asset and liability balances:

      Assets purchased:
         Accounts receivable                        $ 1,880,710
         Prepaid expenses                                 6,622
         Property and equipment                         303,771
         Goodwill                                     8,995,362
         Non-compete agreement                           25,000
         Other assets                                    50,246
                                                    -----------
            Total assets purchased                  $11,261,711
                                                    -----------

      Liabilities assumed:
         Note payable                               $   514,977
         Accounts payable                               132,491
         Accrued compensation and benefits              541,220
                                                    -----------
            Total liabilities assumed                 1,188,688
                                                    -----------
            Purchase price                          $10,073,023
                                                    ===========

      On February 1, 1999, the Company acquired The Professionals - Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses located in Irvine, California and San Bruno, California for a purchase price of approximately $18,474,000, of which $17,976,000 was paid at closing, $368,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $130,000 represents direct costs related to the acquisition. A portion of the purchase price was preliminarily allocated to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the preliminary allocation of the purchase price based on February 1, 1999 asset and liability balances:

      Assets purchased:
         Accounts receivable                        $ 2,979,947
         Prepaid expenses                                10,813
         Property and equipment                          22,291
         Goodwill                                    15,556,111
         Non-compete agreement                           50,000
         Other assets                                     8,586
                                                    -----------
            Total assets purchased                  $18,627,748
                                                    -----------

      Liabilities assumed:
         Accounts payable                           $   142,059
         Accrued compensation and benefits               11,356
                                                    -----------
            Total liabilities assumed                   153,415
                                                    -----------
            Purchase price                          $18,474,333
                                                    ===========

      On March 1, 1999, the Company acquired Solution Technologies, Inc. ("STI"), an information technology consulting services and personnel staffing business located in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri, for a purchase price of approximately $28,325,000, of which $24,046,000 was paid at closing, $3,654,000 was paid in March 1999 based on a consultant count adjustment on March 8, 1999, $591,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $34,000 represents direct costs of the acquisition. A portion of the purchase price was preliminarily allocated to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the preliminary allocation of the purchase price based on March 1, 1999 asset and liability balances:

      Assets purchased:
         Accounts receivable                        $ 3,699,259
         Prepaid expenses                                40,406
         Property and equipment                         217,107
         Goodwill                                    24,753,832
         Non-compete agreement                          480,000
         Other assets                                    17,948
                                                    -----------
            Total assets purchased                  $29,208,552
                                                    -----------

      Liabilities assumed:
         Accounts payable                           $    39,869
         Accrued compensation and benefits              844,013
                                                    -----------
            Total liabilities assumed                   883,882
                                                    -----------
            Purchase price                          $28,324,670
                                                    ===========

      For each of these acquisitions, if the acquired company achieves certain predetermined financial results during a twelve month measurement period, the Company will make an additional payment which will be recorded as additional goodwill. The measurement periods for the acquired companies end as follows:

Acquired Company:                                           Twelve Months Ended:
-----------------                                           --------------------
The Avery Group                                             December 31, 1999

D.P. Specialists, Inc. and D.P. Specialists Learning        December 31, 1999
Center, LLC

The  Professionals - Computer  Management & Consulting,     January 31, 2000
Inc. and Krystal Solutions, Inc.

Solution Technologies, Inc.                                 February 29, 2000

Each of these acquisitions is accounted for as a purchase. The acquisitions were financed partially with proceeds remaining from the Company's initial public offering of common stock on January 29, 1997. The remainder of the purchase price was financed with the Company's cash on hand and borrowings from the Company's line of credit. In connection with these acquisitions, the Company has recorded approximately $59,261,000 of goodwill which is being amortized on a straight-line basis over 30 years.

      Unaudited pro forma consolidated results of operations for the three months ended March 31, 1999 and 1998 would have been as follows had the acquisitions of Avery, DPS, PCM, KSC and STI occurred as of the beginning of the period:

                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                             -------------------
                                                              1998        1999
                                                             -------     -------
                                                             (In thousands,
                                                              except per share
                                                              data)

Revenue ................................................     $62,692     $78,192
Net income .............................................       3,134       4,073
Net income per share - basic ...........................     $  0.21     $  0.27
Net income per share - diluted .........................     $  0.21     $  0.27
Weighted average number of shares of common stock
  and potential dilutive securites outstanding:
   Basic ...............................................      14,823      14,887
   Diluted .............................................      15,003      15,001

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

6. Credit Facilities

      The Company maintains credit facilities of $90,000,000. The facilities are provided in equal amounts by three banks and have a five-year maturity which may be extended each year for an additional year. If the facilities are not extended, principal repayment is required at the end of four years. Until that time, interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. At March 31, 1999, $38,418,100 was outstanding under the facilities. No amount was outstanding at December 31, 1998. The Company has selected a 30-day LIBOR based rate and the rate on borrowings was 5.3% as of March 31, 1999. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

7. Earnings Per Share

      The following reconciles the numerators and denominators of the basic and diluted earnings per share computations of net income:

                                                                 SHARES
                                                 NET INCOME    OUTSTANDING    EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1998        (NUMERATOR)  (DENOMINATOR)   PER SHARE
-----------------------------------------        -----------  -------------   ---------
Basic Earnings Per Share .....................   $2,898,562   14,823,296      $    0.20
                                                                              =========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding ...........           --      165,671
                                                 ----------   ----------
Diluted Earnings Per Share ...................   $2,898,562   14,988,967      $    0.19
                                                 ==========   ==========      =========

                                                                 SHARES
                                                 NET INCOME    OUTSTANDING    EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1999        (NUMERATOR)  (DENOMINATOR)   PER SHARE
-----------------------------------------        -----------  -------------   ---------
Basic Earnings Per Share .....................   $4,040,509   14,887,013      $    0.27
                                                                              =========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding ...........           --      115,619
                                                 ----------   ----------
Diluted Earnings Per Share ...................   $4,040,509   15,002,632      $    0.27
                                                 ==========   ==========      =========

PART I
ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CAUTIONARY STATEMENT UNDER THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: INCLUDED IN THIS REPORT AND OTHER INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, ANNUAL REPORTS TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE MADE. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "SEEKS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FUTURE EVENTS AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION: THE COMPANY'S ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS, THE COMPANY'S ABILITY TO OPEN NEW OFFICES, THE COMPANY'S ABILITY TO EFFECTIVELY IDENTIFY, MANAGE AND INTEGRATE ACQUISITIONS, CHANGES IN CONSULTANT UTILIZATION AND PRODUCTIVITY RATES, THE COMPANY'S ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL SERVICE OFFERINGS, CLIENT DECISIONS TO REDUCE OR INCREASE IT SERVICES OUTSOURCING, EARLY TERMINATION OF CLIENT CONTRACTS WITHOUT PENALTY, CHANGES IN THE COMPANY'S DEPENDENCE ON SIGNIFICANT CLIENTS, CHANGES IN GROSS MARGINS DUE TO A VARIETY OF FACTORS (INCLUDING INCREASED WAGE AND BENEFIT COSTS THAT ARE NOT OFFSET BY BILL RATE INCREASES), THE TYPES OF SERVICES PERFORMED BY THE COMPANY DURING A PARTICULAR PERIOD AND COMPETITION. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

      THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE COMPANY'S FISCAL YEAR ENDS ON DECEMBER 31.

                                    OVERVIEW

      Metro Information Services, Inc. ("Metro" or the "Company") provides a wide range of information technology ("IT") consulting and custom software development services through 45 offices in 42 metropolitan markets in the United States and Puerto Rico. The Company's more than 2,600 consultants, 55% of whom are salaried, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, VisualBasic, C++ and Web-based applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

      Metro's clients operate in a wide variety of industries including communications, distribution, retail, financial services, government (state and local only), health care, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended March 31, 1999, the Company performed IT services for 575 clients (excluding clients that generated less than $25,000 in revenue during such period).

      IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing services arrangements. Substantially all services are billed on a time and materials basis. During the three months ended March 31, 1999, the Company estimates that supplemental IT services accounted for more than 90% and project outsourcing services accounted for less than 10% of the Company's revenue.

      Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients. Between March 31, 1998 and March 31, 1999, the number of full time consultants grew from 1,802 to 2,657, including 570 consultants gained through acquisitions. In addition, over the same period, the Company increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants.

      On December 2, 1998, the Company completed the acquisition of The Avery Group, an information technology services company with one office in the Palo Alto/Silicon Valley area of California. The purchase price was $11,754,000, of which $11 million was paid at closing and $754,000 was paid in February 1999 based on a net worth adjustment calculation performed in February 1999. On January 1, 1999, the Company acquired D. P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), an information technology consulting services and personnel staffing business located in El Segundo, California and Woodbridge, New Jersey for a purchase price of approximately $10,073,000, including direct costs of the acquisition of approximately $73,000, subject to a net worth adjustment. On February 1, 1999, the Company acquired The Professionals - Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses located in Irvine, California and San Bruno, California for a purchase price of approximately $18,474,000, of which $17,976,000 was paid at closing, $368,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $130,000 represents direct costs related to the acquisition. On March 1, 1999, the Company acquired Solution Technologies, Inc. ("STI"), an information technology consulting services and personnel staffing business located in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri, for a purchase price of approximately $28,325,000, of which $24,046,000 was paid at closing, $3,654,000 was paid in March 1999 based on a consultant count adjustment on March 8, 1999, $591,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $34,000 represents direct costs related to the acquisition. For each of these acquisitions, if the acquired company achieves certain predetermined financial results during a twelve month measurement period, the Company will make an additional payment which will be recorded as additional goodwill. The measurement periods for the acquired companies end December 31, 1999, December 31, 1999, January 31, 2000 and February 29, 2000, respectively.

      The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

                              RESULTS OF OPERATIONS

      FOR PURPOSES OF THE FOLLOWING DISCUSSION, AS OF MARCH 31, 1998, A MATURE OFFICE IS AN OFFICE THAT WAS OWNED BY THE COMPANY FOR AT LEAST 12 MONTHS AT THE BEGINNING OF THE EARLIER PERIOD BEING COMPARED AND A NEW OFFICE IS AN OFFICE OPENED OR ACQUIRED THEREAFTER. AS OF MARCH 31, 1999, A MATURE OFFICE IS AN OFFICE THAT WAS OWNED BY THE COMPANY FOR AT LEAST 24 MONTHS AND A NEW OFFICE IS AN OFFICE OPENED OR ACQUIRED WITHIN THE LAST 24 MONTHS.

      The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

                                                 THREE MONTHS ENDED      PERCENTAGE
                                                      MARCH 31,            CHANGE
                                                PERCENTAGE OF REVENUE  1999 OVER 1998
                                                ---------------------  --------------
                                                  1998        1999
                                                  ----        ----
Revenue .....................................     100.0%      100.0%        53.8%
Cost of revenue .............................      69.5        71.1         57.2
                                                  -----       -----
Gross profit ................................      30.5        28.9         46.2
                                                  -----       -----
Selling, general and administrative expenses       19.7        18.2         41.7
Depreciation expense ........................       0.8         0.7         48.9
Amortization expense ........................       0.1         0.5          N/M
                                                  -----       -----
Total operating expenses ....................      20.6        19.4         45.2
                                                  -----       -----
Operating income ............................       9.9         9.5         48.2
                                                  -----       -----
Interest income .............................       0.4         0.1        (68.2)
Interest expense ............................        --        (0.2)         N/M
                                                  -----       -----
Net interest income (expense) ...............       0.4        (0.1)         N/M
                                                  -----       -----
Income before income taxes ..................      10.3         9.4         40.6
Income taxes ................................       4.1         3.8         42.3
                                                  -----       -----
Net income ..................................       6.2%        5.6%        39.4
                                                  =====       =====

----------
N/M - Not Meaningful

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      REVENUE. Revenue increased $25.4 million, or 53.8%, to $72.5 million for the three months ended March 31, 1999 from $47.1 million for the three months ended March 31, 1998. $14.1 million of this increase is attributable to acquisitions during 1998 and 1999. This increase is also a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants.

      COST OF REVENUE. Cost of revenue increased $18.7 million, or 57.2%, to $51.5 million for the three months ended March 31, 1999 from $32.8 million for the three months ended March 31, 1998. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants, including consultants added through acquisitions. To a lesser extent, cost of revenue rose due to lower productivity of salaried consultants. Salaried consultants are paid even if they are not billing. As a percentage of revenue, cost of revenue increased to 71.1% for the three months ended March 31, 1999 from 69.5% for the three months ended March 31, 1998 primarily because the percentage of employees who are hourly is higher in 1999 than in 1998. Hourly employees have a higher pay rate in relation to their billing rates but do not receive the same benefits as salaried employees.

      GROSS PROFIT. Gross profit increased $6.7 million, or 46.2%, to $21.0 million for the three months ended March 31, 1999 from $14.3 million for the three months ended March 31, 1998. As a percentage of revenue, gross profit decreased to 28.9% for the three months ended March 31, 1999 from 30.5% for the three months ended March 31, 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.9 million, or 41.7%, to $13.2 million for the three months ended March 31, 1999 from $9.3 million for the three months ended March 31, 1998. This increase is due primarily to costs associated with recently opened offices, acquired offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 18.2% for the three months ended March 31, 1999 from 19.7% for the three months ended March 31, 1998. This decrease is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

      DEPRECIATION EXPENSE. Depreciation expense increased $172,000, or 48.9%, to $523,000 for the three months ended March 31, 1999 from $351,000 for the three months ended March 31, 1998. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation and amortization expense remained constant at 0.7% for the three months ended March 31, 1999 and 1998.

      AMORTIZATION EXPENSE. Amortization expense increased $337,000 to $378,000 for the three months ended March 31, 1999 from $41,000 for the three months ended March 31, 1998. This increase is attributable to amortization of goodwill related to the Company's acquisitions. As a percentage of revenue, amortization expense increased to 0.5% for the three months ended March 31, 1999 from 0.1% for the three months ended March 31, 1998.

      OPERATING INCOME. Operating income increased $2.2 million, or 48.2%, to $6.9 million for the three months ended March 31, 1999 from $4.7 million for the three months ended March 31, 1998. As a percentage of revenue, operating income decreased to 9.5% for the three months ended March 31, 1999 from 9.9% for the three months ended March 31, 1998. The decline in operating income margin is the result of lower gross margins and higher amortization expenses not being fully offset by the improvements in operating expenses the Company realized from its centralized administrative functions and leverage obtained from the Company's proprietary business systems.

      INTEREST INCOME. Interest income decreased by $125,000, or 68.2%, to $58,000 for the three months ended March 31, 1999 from $183,000 for the three months ended March 31, 1998. This change reflects a decrease in cash equivalents due to cash used for acquisitions.

      INTEREST EXPENSE. Interest expense increased by $161,000 to $176,000 for the three months ended March 31, 1999 from $815,000 for the three months ended March 31, 1998. This change reflects an increase in the average level of borrowings during the period related to the use of cash to make several acquisitions.

      INCOME BEFORE INCOME TAXES. Income before income taxes increased $2.0 million, or 40.6%, to $6.8 million for the three months ended March 31, 1999 from $4.8 million for the three months ended March 31, 1998. As a percentage of revenue, income before income taxes increased to 9.4% for the three months ended March 31, 1999 from 10.3% for the three months ended March 31, 1998.

      INCOME TAXES. The Company's effective tax rate was 40.5% for the three months ended March 31, 1999 and 40% for the three months ended March 31, 1998. Income taxes increased $0.9 million or 42.3%, to $2.8 million for the three months ended March 31, 1999 from $1.9 million for the three months ended March 31, 1998. As a percentage of revenue, income taxes decreased to 3.8% for the three months ended March 31, 1999 from 4.1% for the three months ended March 31, 1998.

      NET INCOME. Net income increased $1.1 million, or 39.4%, to $4.0 million for the three months ended March 31, 1999 from $2.9 million for the three months ended March 31, 1998. As a percentage of revenue, net income decreased to 5.6% for the three months ended March 31, 1999 from 6.2% for the three months ended March 31, 1998.

      EARNINGS PER SHARE. Diluted earnings per share increased $0.08, or 42.1%, to $0.27 for the three months ended March 31, 1999 from $0.19 for the three months ended March 31, 1998.

SELECTED QUARTERLY RESULTS AND SEASONALITY

      The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended March 31, 1999, both in dollars and as a percentage of revenue. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                    Gross Profit      Operating Income
                                                  ----------------    ----------------
                                                            % of                % of
Statements of Income Data              Revenue    Amount   Revenue    Amount   Revenue
-------------------------              -------    ------   -------    ------   -------
                                                      (Dollars in thousands)
1996:
      March..........................   26,328     7,726      29.3     2,107       8.0
      June...........................   27,812     8,452      30.4     2,248       8.1
      September......................   29,142     8,817      30.3     2,431       8.3
      December.......................   30,681     9,216      30.0     2,314       7.5
1997:
      March..........................   33,045     9,727      29.4     2,741       8.3
      June...........................   35,883    10,841      30.2     3,409       9.5
      September......................   40,569    12,580      31.0     4,314      10.6
      December.......................   43,080    13,351      31.0     4,612      10.7
1998:
      March..........................   47,110    14,346      30.5     4,663       9.9
      June...........................   52,391    16,375      31.3     5,715      10.9
      September......................   56,593    17,296      30.6     6,538      11.6
      December.......................   57,799    17,553      30.4     6,454      11.2
1999:
      March..........................   72,473    20,970      28.9     6,909       9.5

----------

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

                         LIQUIDITY AND CAPITAL RESOURCES

      In January 1997, the Company completed an initial public offering ("IPO") of 3,100,000 shares of its Common Stock at a price of $16.00 per share. Of the 3,100,000 shares, 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company were approximately $33,144,000. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. The Company used $1,284,024 of the proceeds from the initial public offering during the first quarter of 1998, $363,975 during the third quarter of 1998, $10,795,772 during the fourth quarter of 1998 and $4,384,114 during the first quarter of 1999, for the acquisitions of DP Career Associates, Data Systems Technology, Inc., The Avery Group, D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC, The Professionals - Computer Management & Consulting, Inc. and Krystal Solutions, Inc. described in Note 4 of Notes to Consolidated Financial Statements. The acquisitions during the first quarter of 1999 caused the Company to exhaust the balance of the proceeds from the IPO and incur $38,418,100 in debt on its credit facilities.

      The Company sold 12,000 shares of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan for an aggregate purchase price of $289,428 on March 31, 1998, 9,486 shares for $278,167 on June 30, 1998, 13,300 shares for $360,336 on September 30, 1998, 18,320 shares for $395,125 on December 31, 1998 and 25,000 shares for $386,485 on March 31, 1999.

      During 1998 and 1999, certain employees exercised stock options which vested on December 31, 1997 pursuant to the 1997 Employee Incentive Stock Option Plan. Total proceeds from the issuance of stock for option exercises were $105,280 during the quarter ended March 31, 1998, $39,680 during the quarter ended June 30, 1998, $27,200 during the quarter ended September 30, 1998, $4,960 during the quarter ended December 31, 1998 and $60,000 during the quarter ended March 31, 1999.

      The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $2,847,511 for the three months ended March 31, 1999 and consisted primarily of net income of $4,040,509 and, excluding the effects of acquisitions, increases in accounts receivable of $7,170,338 and accrued compensation and benefits of $5,093,587. The increases in accounts receivable and accrued compensation and benefits are primarily due to the revenue growth experienced during the three months ended March 31, 1999. The Company had working capital of $28,932,080 at March 31, 1999 compared to $36,776,571 at December 31, 1998. This change was primarily due to the increase in accrued compensation and benefits of the acquisitions made during the first quarter of 1999.

      Net cash used in investing activities was $58,073,140 for the three months ended March 31, 1999 and included normal acquisitions of property and equipment used in operations of $863,312 and $56,872,026 of payments for the acquisitions described above. The Company's investing activities also include $342,029 spent on developing new computer systems for financial accounting, human resources and payroll activities. See "New Systems Implementation."

      On January 15, 1999, the Company increased its credit facilities from $39,900,000 to $90,000,000. The credit facilities are provided in equal amounts by three banks. The Company has borrowed $38,418,000 against these facilities, leaving $51,582,000 available as of March 31, 1999. The facilities have a five-year maturity, which may be extended each year for an additional year. If the facilities are not extended, principal repayment is required at the end of four years. Until that time interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. The Company has selected a 30-day LIBOR based rate and the rate on such borrowings was 5.3% as of March 31, 1999. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

      As an investor, you should be aware that the full extent of the Year 2000 problem is unknown. In 1998, the Securities and Exchange Commission ("SEC") issued an Interpretation in which it indicated that, "... the extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy." The SEC's Interpretation requires publicly traded companies such as us to disclose additional information about their Year 2000 problems. This disclosure is the result of our effort to inform the investing public of the risks we believe are likely to affect us. All readers of this document are encouraged to read the SEC Interpretation.

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

      These assessments covered embedded computer chips, computer software, computer hardware, telephones, communications equipment, facsimile machines, scanners, copiers and voice mail which we own and were able to identify as critical to our ability to provide services to our clients. These assessments identified a limited amount of software that displayed dates in an ambiguous 2-digit format, but processed dates correctly in 4-digit format. We corrected this ambiguity in the third quarter of 1998. The assessment also identified a variety of BIOS programs (programs that allow personal computers to run) that require additional upgrades to make them Year 2000 compliant according to the manufacturer of the personal computers. We finished upgrading these BIOS programs by December 31, 1998. On May 5, 1999, we finished upgrading certain non-compliant computer operating systems with patches provided by the computer manufacturers. Should further Year 2000 related upgrades become available and be deemed necessary, we plan to apply them in a timely manner. As of the date of this filing, we expect our

Year 2000 related remediation to be completed by June 30, 1999. We will continue to perform additional testing of our systems through September 30, 1999.

      After the assessments described above were made, we acquired five companies: The Avery Group, D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), The Professionals - Computer Management & Consulting, Inc., Krystal Solutions, Inc. and Solution Technologies, Inc. We have completed an assessment of The Avery Group and the upgrade of noncompliant BIOS and operating systems. We are conducting an assessment of the systems used by the other acquired companies and expect to complete these assessments by June 30, 1999. We expect all systems to be Year 2000 compliant except for certain accounting software and development systems and non-Metro recruiting systems which we plan to replace or upgrade by December 31, 1999.

      We are seeking information from other companies with whom we have a material relationship. We have sent letters to these companies requesting confirmation that they will be able to continue their relationship with us at the same level and without interruption before and after the Year 2000. As of March 31, 1999, we had not received responses from 17% of these companies. We are continuing our efforts to obtain information from these companies. If these companies do not respond by June 30, 1999, we plan to switch to alternate suppliers or develop other contingency plans. When respondents have indicated they will not be compliant we have either made plans to switch to alternate suppliers or developed other contingency plans.

      We are implementing other systems which we have received written assurances are Year 2000 compliant. See "New Systems Implementation." We are not treating the costs of these new systems as Year 2000 costs because we did not accelerate their implementation due to Year 2000 problems.

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

      We have reviewed filings made by our U.S. public company clients who provided more than 0.2% of revenue during the 12 months ended March 31, 1999. This review covered filings through April 30, 1999, and was performed to determine the extent of the risk that our clients may not be Year 2000 compliant. These companies represented 55.0% of our revenue for the 12 months ending March 31, 1999. This review furnished the following information on our clients' expected completion date for their Year 2000 efforts:

                         Will not
                          be Year    Year 2000
                Not         2000     Compliant     by        by         by
             Disclosed   Compliant      Now      6/30/99   9/30/99   12/31/99
% Of Metro
  Revenue      0.2%        0%           4.6%      22.4%     21.4%      6.4%

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

      We are also requesting assurance from our other clients who provided more than 0.2% of revenue during the 12 months ended March 31,

1999. These clients represented 24.4% of revenue during the 12 months ended March 31, 1999. We have reviewed written assurances from these clients representing 12.5% of revenue during the 12 months ended March 31, 1999. This review furnished the following information on our clients' expected completion date for their Year 2000 efforts:

                         Will not
                          be Year    Year 2000
                Not         2000     Compliant     by        by         by
             Disclosed   Compliant      Now      6/30/99   9/30/99   12/31/99
% Of Metro
  Revenue      0%           0%          0.8%       5.2%      0.7%      5.8%

      We have not yet received assurance from the rest of these companies. We expect to have more information on these companies when we file our Quarterly Report on Form 10-Q in August 1999. If these clients do not become Year 2000 compliant in a timely fashion, our business, financial condition and results of operations could be materially adversely affected.

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

      The cost of our Year 2000 activities is expected to be approximately $230,000, approximately $60,000 of which had been incurred at March 31, 1999.

      RISKS OF THE COMPANY'S YEAR 2000 ISSUES

      The Year 2000 problem involves several risks for us. One risk is that our computerized systems and embedded systems (such as minicontrollers and chips in elevators, machinery and equipment) ("internal risks") and those of our clients, suppliers, vendors, financial institutions and others ("external risks") will be disrupted or fail. We also consider the possible loss of revenue when consultants on Year 2000 assignments complete their assignments and possible slow downs in demand for our services in the latter half of 1999 Year 2000 related risks. We may also become involved in litigation over the Year 2000 services we have rendered to our clients. These risks have the capacity to cause a material adverse effect on our business, results of operations and financial condition although we are uncertain what risks we will actually suffer. These risks are discussed below.

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

      BUSINESS RISKS. As an IT services company, we have benefited from the Year 2000 problem by providing consultants with the skills necessary to help address these issues for our clients. We face the risk of reduced business opportunities, revenue and profits as clients resolve their Year 2000 problem if Year 2000 assignments are not replaced with other assignments. We believe that when consultants complete Year 2000 assignments, many of these consultants will be re-assigned to perform activities delayed by clients while addressing the Year 2000 problem. In other cases, we will need to find other assignments for these consultants. We estimate that, at March 31, 1999, approximately 13% of our consultants were involved in Year 2000 assignments. There is also a possibility that clients will delay implementation of new software during the latter half of 1999 to avoid the risk of introducing non-compliant software into previously tested systems. We believe this risk will only affect a portion of our clients who use mainframe systems and in most cases only during the fourth quarter of 1999 and into February 2000, typically a slow growth period for us. If these delays, sometimes referred to as "lockdowns", occur earlier than the fourth quarter of 1999, our growth and prospects for the balance of 1999 will be adversely affected. As of March 31, 1999, approximately 37% of our consultants were working with mainframe computer systems.

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

      The SEC has directed us to describe our "most reasonably likely worst case scenario" posed by the Year 2000 issues we face. Based on our current understanding of the Year 2000 issues facing the Company, we believe our most reasonably likely worst case scenario is that we will suffer little or no disruptions or failures in our internal systems, but minor disruptions and failures among our material clients, suppliers, vendors and financial institutions. We also expect some reduction in our growth rate in the last quarter of 1999 due to normal seasonality and the potential for client "lockdowns" related to Year 2000 concerns. Nonetheless, as we learn more from our material clients, suppliers, vendors and financial institutions, it is possible that this belief could change.

      CONTINGENCY PLANS

      We are developing Year 2000 contingency plans where practical. These plans address alternatives to electronic processing of candidate resumes, hires of new employees, terminations of existing employees, payroll, supplier payments, cash receipts from clients, invoices to clients and initiatives without e-mail. These plans also address furnishing required reports to clients, furnishing required governmental reports, gaining access to leased office space, shipping intracompany correspondence and communicating Company reports. These plans include stockpiling supplies and equipment, identifying alternative sources of goods and services and performing certain tasks manually. For example, we may store paper copies of electronically stored data (such as candidate resumes) at locations likely to need them if we believe that the data will not be accessible due to a Year 2000 failure. In some situations, however, it is not practical to have an effective contingency plan. For example, a failure by our primary banking institution may interrupt our cash receipts and our ability to pay our employees in a timely manner. Our contingency plan may call for paying employees in cash, but may not be practical due the amount of cash involved, the number of Company locations and the number of employees who must be paid. Our payroll is currently several million dollars per pay period paid through 45 locations in 42 metropolitan markets to over 3,100 employees.

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

NEW SYSTEMS IMPLEMENTATION

      The Company has licensed new human resources, payroll and financial accounting software. These systems provide enhanced capabilities and integration of information and are believed to be Year 2000 compliant. A combination of Metro employees and outside consultants will be used to implement these systems. The Company's current estimate of the cost to replace these systems is $2.8 million. The Company expects to capitalize and amortize these costs over these systems' estimated useful lives.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has not entered into the market risk sensitive transactions required to be disclosed under this Item.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(D) USE OF PROCEEDS FROM REGISTERED SECURITIES. The effective date of the Company's Securities Act registration statement on Form S-1 was January 29, 1997. The Commission file number is 333-16585. Between the effective date and March 31, 1999, the expenses incurred in connection with the issuance and distribution of the securities registered were as follows:

                                AS PREVIOUSLY
                                 REPORTED ON      ADDITIONAL
                                FORM 10-K FOR      EXPENSES          EXPENSES
                                PERIOD ENDING      INCURRED        INCURRED TO
DIRECT OR INDIRECT PAYMENTS      DECEMBER 31,       THROUGH         DATE AS OF
TO OTHERS:                           1998        MARCH 31, 1999   MARCH 31, 1999
---------------------------     -------------    --------------   --------------
Underwriting discounts and
commissions                      $ 2,576,000          --           $ 2,576,000
Other expenses                     1,080,366          --             1,080,366
                                -------------    --------------   ------------

Total expenses                   $ 3,656,366          --           $ 3,656,366
                                =============    ==============   ============
Net offering proceeds after
  total expenses above                                             $33,143,634
                                                                   ===========

Between the effective date and March 31, 1999, net offering proceeds of $33,143,634 were used for the following purposes:

                                 AS PREVIOUSLY
                               REPORTED ON FORM                     USE OF
                                 10-K FOR THE       CHANGES        PROCEEDS
DIRECT OR INDIRECT PAYMENTS      PERIOD ENDING     IN USE OF       THROUGH
TO OTHERS:                     DECEMBER 31, 1998    PROCEEDS    MARCH 31, 1999
---------------------------    -----------------   ---------    --------------
Acquisition of other
businesses                        $16,796,691      4,384,114     $21,180,805
Repayment of indebtedness          11,962,829             --      11,962,829
Temporary investments:
     Municipal Bonds                4,384,114     (4,384,114)             --
                                  -----------    -----------     -----------
Total Use of Proceeds             $33,143,634             --     $33,143,634
                                  ===========    ===========     ===========

The use of proceeds does not represent a material change in the use of proceeds described in the prospectus. There have been no other changes to the information provided by the Company on Form SR for the period ended April 30, 1997, on Form 10-Q for the period ended September 30, 1997, on Form 10-K for the period ended December 31, 1997, on Form 10-Q for the periods ended March 31, 1998, June 30, 1998 and September 30, 1998 or on Form 10-K for the period ended December 31, 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits required by Item 601 of Regulation S-K:

                  (i)   27 Financial Data Schedule

      (b)   Reports on Form 8-K during first quarter of 1999:

            Report dated January 1, 1999 reporting under Item 2 the acquisition of certain assets and liabilities of D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC.

            Report dated February 1, 1999 reporting under Item 2 the acquisition of certain assets and liabilities of The Professionals - Computer Management & Consulting, Inc. and Krystal Solutions, Inc.

            Report dated March 1, 1999 reporting under Item 2 the acquisition of certain assets and liabilities of Solution Technologies, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 17th day of May, 1999.


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