Form 10-Q
period 1999-06-30
METRO INFORMATION SERVICES INC
filed 1999-07-30
CIK 1026965

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                  JUNE 30, 1999

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes /X/ No

     As of July 20, 1999, the registrant had issued and outstanding 14,939,450 shares of Common Stock, $.01 par value.

--------------------------------------------------------------------------------

                        METRO INFORMATION SERVICES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    Number
                                                                                    ------
PART I.    FINANCIAL INFORMATION:

  ITEM 1.  Consolidated Statements of Income for the
           Three Months and Six Months Ended June 30, 1998 and 1999 (unaudited)      3

           Consolidated Balance Sheets as of
           December 31, 1998 and June 30, 1999 (unaudited)                           4

           Consolidated Statement of Changes in Shareholders' Equity for the
           Six Months Ended June 30, 1999 (unaudited)                                5

           Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 1998 and 1999 (unaudited)                                        6

           Notes to Consolidated Financial Statements (unaudited)                    7

  ITEM 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations                         12

  ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk               23

PART II.    OTHER INFORMATION                                                       24

SIGNATURES                                                                          26

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    Three months                           Six months
                                                                   ended June 30,                        ended June 30,
                                                         -----------------------------------  -----------------------------------
                                                              1998               1999               1998               1999
                                                         ----------------  -----------------  ------------------ ----------------
Revenue                                                     $ 52,390,963       $ 78,309,273         $99,500,478    $ 150,782,111
Cost of revenue                                               36,015,581         55,286,088          68,779,218      106,788,457
                                                         ----------------  -----------------  ------------------ ----------------
Gross profit                                                  16,375,382         23,023,185          30,721,260       43,993,654
                                                         ----------------  -----------------  ------------------ ----------------
Selling, general and administrative expenses                  10,218,693         13,451,298          19,509,150       26,612,251
Depreciation expense                                             393,053            582,476             744,299        1,105,445
Amortization expense (Note 3)                                     48,436            596,645              89,878          974,591
                                                         ----------------  -----------------  ------------------ ----------------
     Total operating expenses                                 10,660,182         14,630,419          20,343,327       28,692,287
                                                         ----------------  -----------------  ------------------ ----------------
Operating income                                               5,715,200          8,392,766          10,377,933       15,301,367
                                                         ----------------  -----------------  ------------------ ----------------
Interest income                                                  216,214             16,821             394,974           74,932
Interest expense                                                       -           (673,779)            (10,557)        (849,723)
                                                         ----------------  -----------------  ------------------ ----------------
     Net interest income (expense)                               216,214           (656,958)            384,417         (774,791)
                                                         ----------------  -----------------  ------------------ ----------------
Income before income taxes                                     5,931,414          7,735,808          10,762,350       14,526,576
Income taxes                                                   2,372,566          3,133,002           4,304,940        5,883,263
                                                         ----------------  -----------------  ------------------ ----------------
Net income                                                    $3,558,848       $  4,602,806         $ 6,457,410      $ 8,643,313
                                                         ================  =================  ================== ================
Net income per share:
     Basic                                                        $ 0.24             $ 0.31              $ 0.44           $ 0.58
                                                         ================  =================  ================== ================
     Diluted                                                      $ 0.24             $ 0.31              $ 0.43           $ 0.58
                                                         ================  =================  ================== ================
Weighted average number of shares of common stock
   and potential dilutive securities outstanding:
     Basic                                                    14,840,325         14,913,921          14,831,858       14,900,541
                                                         ================  =================  ================== ================
     Diluted                                                  15,017,969         15,007,495          15,003,516       15,005,138
                                                         ================  =================  ================== ================

See accompanying notes to consolidated financial statements

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31,              June 30,
                                                                              1998                    1999
                                                                        -----------------      -------------------
ASSETS                                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents (Note 2)                                     $ 18,495,580            $   4,219,900
     Accounts receivable, net                                                 35,994,170               49,510,189
     Prepaid expenses                                                            457,578                1,530,816
     Deferred income taxes                                                       851,653                1,013,863
                                                                        -----------------      -------------------
        Total current assets                                                  55,798,981               56,274,768
Property and equipment, net                                                    9,655,638               11,365,990
Goodwill, net (Notes 3 and 4)                                                 15,410,128               63,935,415
Other assets, net                                                                134,951                  765,122
                                                                        -----------------      -------------------
        Total assets                                                        $ 80,999,698            $ 132,341,295
                                                                        =================      ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable (Note 2)                                              $  8,119,928            $   3,590,289
     Accrued compensation and benefits                                        10,902,482               15,498,096
                                                                        -----------------      -------------------
        Total current liabilities                                             19,022,410               19,088,385
Line of credit facilities (Note 5)                                                     -               41,453,764
Deferred income taxes                                                            732,195                1,093,372
                                                                        -----------------      -------------------
        Total liabilities                                                     19,754,605               61,635,521
                                                                        -----------------      -------------------
Shareholders' equity:
        Preferred stock, $0.01 par value; authorized
          1,000,000 shares; none issued and outstanding                                -                        -
        Common stock, $0.01 par value, authorized
          50,000,000 shares; issued and outstanding
          14,884,160 shares at December 31, 1998,
          14,939,010 shares at June 30, 1999                                     148,842                  149,390
        Paid in capital                                                       37,585,480               38,402,300
        Retained earnings                                                     23,510,771               32,154,084
                                                                        -----------------      -------------------
           Total shareholders' equity                                         61,245,093               70,705,774
                                                                        -----------------      -------------------
              Total liabilities and shareholders' equity                    $ 80,999,698            $ 132,341,295
                                                                        =================      ===================

See accompanying notes to consolidated financial statements

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                 Shareholders' Equity
                                                  ----------------------------------------------------------------------------------
                                                           Common Stock              Paid in          Retained
                                                  -------------------------------
                                                     Shares          Amount          Capital          Earnings            Total
                                                  --------------  -------------  ----------------  ----------------  ---------------
BALANCE AS OF DECEMBER 31, 1998                      14,884,160       $148,842      $ 37,585,480      $ 23,510,771     $ 61,245,093

Net proceeds from issuance of
     50,000 shares of common stock to
     Employee Stock Purchase Plan                        50,000            500           739,268                 -          739,768

Net proceeds from issuance of 4,850
     shares of common stock to Employee
     Incentive Stock Option Plan                          4,850             48            77,552                 -           77,600

Net income                                                    -              -                 -         8,643,313        8,643,313
                                                  --------------  -------------  ----------------  ----------------  ---------------

BALANCE AS OF JUNE 30, 1999                          14,939,010       $149,390      $ 38,402,300      $ 32,154,084     $ 70,705,774
                                                  ==============  =============  ================  ================  ===============

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                         Six months
                                                                                                        ended June 30
                                                                                          ------------------------------------------
                                                                                                 1998                     1999
                                                                                          -------------------      -----------------
Cash flows from operating activities:
     Net income                                                                                  $ 6,457,410            $ 8,643,313
     Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization - cost of revenue                                                20,239                 21,557
       Depreciation and amortization - selling, general & administrative expenses                    834,177              2,080,036
       Net loss on sale of property and equipment                                                     14,412                 13,151
       Deferred income taxes                                                                         (12,939)               198,967
       Changes in operating assets and liabilities increasing (decreasing) cash, net of the effects of acquisitions:
                 Restricted cash (Note 2)                                                                  -               (967,459)
                 Accounts receivable                                                              (8,751,980)            (4,967,140)
                 Prepaid expenses                                                                   (128,211)            (1,019,648)
                 Other assets, net                                                                   119,607                (80,992)
                 Accounts payable                                                                   (359,855)            (4,393,586)
                 Accrued compensation and benefits                                                 3,028,952              3,200,077
                                                                                          -------------------      -----------------
                     Net cash provided by operating activities                                     1,221,812              2,728,276
                                                                                          -------------------      -----------------

Cash flows from investing activities:
     Acquisition of property and equipment                                                        (1,910,507)            (1,625,632)
     Acquisition of computer software                                                             (1,264,886)              (676,053)
     Acquisition of businesses                                                                    (1,284,024)           (56,977,630)
     Proceeds from sale of property and equipment                                                      3,094                  4,227
                                                                                          -------------------      -----------------
                     Net cash used in investing activities                                        (4,456,323)           (59,275,088)
                                                                                          -------------------      -----------------

Cash flows from financing activities:
     Net borrowings under line of credit                                                                   -             41,453,764
     Proceeds from issuance of shares to Employee Stock Purchase Plan                                567,595                739,768
     Proceeds from issuance of shares to Employee Incentive Stock Option Plan                        144,960                 77,600
                                                                                          -------------------      -----------------
                     Net cash provided by financing activities                                       712,555             42,271,132
                                                                                          -------------------      -----------------
Net decrease in cash and cash equivalents                                                         (2,521,956)           (14,275,680)

Cash and cash equivalents at beginning of period                                                  22,028,594             18,495,580
                                                                                          -------------------      -----------------

Cash and cash equivalents at end of period                                                      $ 19,506,638            $ 4,219,900
                                                                                          ===================      =================

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                                     $     10,557            $   791,948
                                                                                          ===================      =================
     Cash paid for income taxes                                                                 $  3,441,679            $ 6,728,902
                                                                                          ===================      =================

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The information presented for June 30, 1998 and 1999, and for the three-month and six-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1999 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 1998 and 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035). Certain 1998 amounts have been reclassified for comparability with the 1999 financial statement presentation.

         Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The subsidiaries were formed in conjunction with the acquisitions discussed in Note 3. Results of operations of the Company include the results of operations of the subsidiaries since the acquisitions as follows:

Name of Subsidiary                                    D/B/A                      Date of Acquisition
------------------                                    -----                      -------------------
Metro Information Services of Los Angeles, Inc.       D.P. Specialists           January 1, 1999

Metro Information Services of Orange County, Inc.     The Professionals          February 1, 1999
                                                      Krystal Solutions

Metro Information Services of Pennsylvania, Inc.      Solution Technologies      March 1, 1999

2.       Restricted Cash

         Metro has agreed to act as payment agent for a client on an information technology project. As of June 30, 1999, the Company held $297,065 of restricted cash for this client. This amount is included in cash and cash equivalents and accounts payable presented in the consolidated balance sheets. Client approved invoices will be paid out of the restricted cash held and Metro will remit any remaining restricted cash to the client at the end of the project. Metro is not obligated to pay invoices that exceed the amount of the restricted cash held.

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

         On January 1, 1999, the Company acquired D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), an information technology consulting services and personnel staffing business located in El Segundo, California and Woodbridge, New Jersey for a purchase price of approximately $10,070,000, including direct costs of the acquisition of approximately $90,000. A portion of the purchase price was preliminarily allocated to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the preliminary allocation of the purchase price based on January 1, 1999 asset and liability balances:

Assets purchased:
      Accounts receivable                                            $ 1,880,710
      Prepaid expenses                                                     6,622
      Property and equipment                                             303,771
      Goodwill                                                         8,992,251
      Non-compete agreement                                               25,000
      Other assets                                                        50,246
                                                                     -----------
          Total assets purchased                                     $11,258,600
                                                                     -----------

Liabilities assumed:
      Note payable                                                   $   514,977
      Accounts payable                                                   132,491
      Accrued compensation and benefits                                  541,220
                                                                     -----------
          Total liabilities assumed                                    1,188,688
                                                                     -----------
          Purchase price                                             $10,069,912
                                                                     ===========

         On February 1, 1999, the Company acquired The Professionals - Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses located in Irvine, California and San Bruno, California for a purchase price of approximately $18,511,000, of which $17,976,000 was paid at closing, $352,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $183,000 represents direct costs related to the acquisition. A portion of the purchase price was preliminarily allocated to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the preliminary allocation of the purchase price based on February 1, 1999 asset and liability balances:

Assets purchased:
      Accounts receivable                                            $ 2,968,910
      Prepaid expenses                                                     6,562
      Property and equipment                                              22,291
      Goodwill                                                        15,608,671
      Non-compete agreement                                               50,000
      Other assets                                                         8,586
                                                                     -----------
          Total assets purchased                                     $18,665,020
                                                                     -----------

Liabilities assumed:
      Accounts payable                                               $   144,069
      Accrued compensation and benefits                                   10,304
                                                                     -----------
          Total liabilities assumed                                      154,373
                                                                     -----------
          Purchase price                                             $18,510,647
                                                                     ===========

         On March 1, 1999, the Company acquired Solution Technologies, Inc. ("STI"), an information technology consulting services and personnel staffing business located in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri, for a purchase price of approximately $28,397,000, of which $24,046,000 was paid at closing, $3,654,000 was paid in March 1999 based on a consultant count adjustment on March 8, 1999, $591,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $106,000 represents direct costs of the acquisition. A portion of the purchase price was preliminarily allocated to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the preliminary allocation of the purchase price based on March 1, 1999 asset and liability balances:

Assets purchased:
      Accounts receivable                                            $ 3,699,259
      Prepaid expenses                                                    40,406
      Property and equipment                                             217,107
      Goodwill                                                        24,826,233
      Non-compete agreement                                              480,000
      Other assets                                                        17,948
                                                                     -----------
          Total assets purchased                                     $29,280,953
                                                                     -----------

Liabilities assumed:
      Accounts payable                                               $    39,869
      Accrued compensation and benefits                                  844,013
                                                                     -----------
          Total liabilities assumed                                      883,882
                                                                     -----------
          Purchase price                                             $28,397,071
                                                                     ===========

         For each of these acquisitions, if the acquired company achieves certain predetermined financial results during a twelve month measurement period, the Company will make an additional payment which will be recorded as additional goodwill. The measurement periods for the acquired companies end as follows:

Acquired Company:                                                                          Twelve Months Ended:
-----------------                                                                          --------------------
The Avery Group                                                                            December 31, 1999

D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC                           December 31, 1999

The Professionals - Computer Management & Consulting, Inc. and Krystal Solutions, Inc.     January 31, 2000

Solution Technologies, Inc.                                                                February 29, 2000

Each of these acquisitions is accounted for as a purchase. The acquisitions were financed partially with proceeds remaining from the Company's initial public offering of common stock on January 29, 1997. The remainder of the purchase price was financed with the Company's cash on hand and borrowings from the Company's line of credit. In connection with these acquisitions, the Company has recorded approximately $59,387,000 of goodwill which is being amortized on a straight-line basis over 30 years.

         Unaudited pro forma consolidated results of operations for the six months ended June 30, 1998 and 1999 would have been as follows had the acquisitions of Avery, DPS, PCM, KSC and STI occurred as of the beginning of the period:

                                                                       SIX MONTHS
                                                                     ENDED JUNE 30,
                                                        -----------------------------------------
                                                               1998                    1999
                                                        ------------------       ----------------
                                                          (In thousands, except per share data)
   Revenue............................................         $133,265               $156,501
   Net income.........................................            7,035                  8,676
   Net income per share - basic.......................          $  0.47                $  0.58
   Net income per share - diluted.....................          $  0.47                $  0.58
   Weighted average number of shares of common stock
        and potential dilutive securities outstanding:
        Basic.........................................           14,832                 14,901
        Diluted.......................................           15,022                 15,005

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

5.       Credit Facilities

         The Company maintains credit facilities of $90,000,000. The facilities, which are provided in equal amounts by three banks, mature on June 20, 2004 and may be extended each year for an additional year. If the facilities are not extended, principal repayment is required. Until that time, interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. At June 30, 1999, $41,453,764 was outstanding under the facilities. No amount was outstanding at December 31, 1998. The Company has selected a 30-day LIBOR based rate and the rate on borrowings was 5.5% as of June 30, 1999. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

6.       Earnings Per Share

         The following reconciles the numerators and denominators of the basic and diluted earnings per share computations of net income:

                                                                                  SHARES
                                                           NET INCOME           OUTSTANDING          EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 1998                   (NUMERATOR)         (DENOMINATOR)         PER SHARE
----------------------------------------                   -----------         -------------         ---------
Basic Earnings Per Share...........................         $3,558,848          14,840,325            $   0.24
                                                                                                      ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding.................             --                 177,644
                                                            ----------          ----------

Diluted Earnings Per Share.........................         $3,558,848          15,017,969            $   0.24
                                                            ==========          ==========            ========

                                                                                  SHARES
                                                           NET INCOME           OUTSTANDING          EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 1999                   (NUMERATOR)         (DENOMINATOR)         PER SHARE
----------------------------------------                   -----------         -------------         ---------
Basic Earnings Per Share...........................         $4,602,806          14,913,921            $   0.31
                                                                                                      ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding.................             --                  93,574
                                                            ----------          ----------

Diluted Earnings Per Share.........................         $4,602,806          15,007,495            $   0.31
                                                            ==========          ==========            ========

                                                                                  SHARES
                                                           NET INCOME           OUTSTANDING          EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 1998                     (NUMERATOR)         (DENOMINATOR)         PER SHARE
----------------------------------------                   -----------         -------------         ---------
Basic Earnings Per Share...........................         $6,457,410          14,831,858            $   0.44
                                                                                                      ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding.................             --                 171,658
                                                            ----------          ----------

Diluted Earnings Per Share.........................         $6,457,410          15,003,516            $   0.43
                                                            ==========          ==========            ========

                                                                                  SHARES
                                                           NET INCOME           OUTSTANDING          EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 1999                     (NUMERATOR)         (DENOMINATOR)         PER SHARE
----------------------------------------                   -----------         -------------         ---------
Basic Earnings Per Share...........................         $8,643,313          14,900,541            $   0.58
                                                                                                      ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding.................             --                 104,597
                                                            ----------          ----------

Diluted Earnings Per Share.........................         $8,643,313          15,005,138            $   0.58
                                                            ==========          ==========            ========

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

                                    OVERVIEW

         Metro Information Services, Inc. ("Metro" or the "Company") provides a wide range of information technology ("IT") consulting and custom software development services through 45 offices in 42 metropolitan markets in the United States and Puerto Rico. The Company's more than 2,500 consultants, 55% of whom are salaried, work with clients' internal IT departments on all aspects of computer systems and applications development. Services performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server and network environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, VisualBasic, C++ and Web-based applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

         Metro's clients operate in a wide variety of industries including communications, distribution, retail, financial services, government (state and local only), health care, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended June 30, 1999, the Company performed IT services for 703 clients (excluding clients that generated less than $25,000 in revenue during such period).

         IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing services arrangements. Substantially all services are billed on a time and materials basis. During the three months ended June 30, 1999, the Company estimates that supplemental IT services accounted for more than 90% and project outsourcing services accounted for less than 10% of the Company's revenue.

         Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients. Between June 30, 1998 and June 30, 1999, the number of full time consultants grew from 1,980 to 2,621, including 570 consultants gained through acquisitions. In addition, over the same period, the Company increased the average billing rates charged to clients for consultants.

         During 1999, the Company has experienced slowing demand for its services. This slowing in demand appears to be primarily the result of Client uncertainty about starting new IT projects until their Year 2000 issues are resolved, budget constraints and uncertainty about IT spending priorities. This slowing in demand has resulted in slower revenue growth in existing offices, lower bill rate increases than obtained in 1998, more non-billable consultants and slower growth in profitability. Management believes these conditions may continue into the first quarter of 2000.

         On December 2, 1998, the Company completed the acquisition of The Avery Group, an information technology services company with one office in the Palo Alto/Silicon Valley area of California. The purchase price was $11,754,000, of which $11 million was paid at closing and $754,000 was paid in February 1999 based on a net worth adjustment calculation performed in February 1999. On January 1, 1999, the Company acquired D. P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), an information technology consulting services and personnel staffing business located in El Segundo, California and Woodbridge, New Jersey for a purchase price of approximately $10,070,000, including direct costs of the acquisition of approximately $90,000. On February 1, 1999, the Company acquired The Professionals - Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses located in Irvine, California and San Bruno, California for a purchase price of approximately $18,511,000, of which $17,976,000 was paid at closing, $352,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $183,000 represents direct costs related to the acquisition. On March 1, 1999, the Company acquired Solution Technologies, Inc. ("STI"), an information technology consulting services and personnel staffing business located in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri, for a purchase price of approximately $28,397,000, of which $24,046,000 was paid at closing, $3,654,000 was paid in
March 1999 based on a consultant count adjustment on March 8, 1999, $591,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $106,000 represents direct costs of the acquisition. For each of these acquisitions, if the acquired company achieves certain predetermined financial results during a twelve month measurement period, the Company will make an additional payment which will be recorded as additional goodwill. The measurement periods for the acquired companies end December 31, 1999, December 31, 1999, January 31, 2000 and February 29, 2000, respectively.

         The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

                              RESULTS OF OPERATIONS

         FOR PURPOSES OF THE FOLLOWING DISCUSSION, AS OF JUNE 30, 1998, A MATURE OFFICE IS AN OFFICE THAT WAS OWNED BY THE COMPANY FOR AT LEAST 12 MONTHS AT THE BEGINNING OF THE EARLIER PERIOD BEING COMPARED AND A NEW OFFICE IS AN OFFICE OPENED OR ACQUIRED THEREAFTER. AS OF JUNE 30, 1999, A MATURE OFFICE IS AN OFFICE THAT WAS OWNED BY THE COMPANY FOR AT LEAST 24 MONTHS AND A NEW OFFICE IS AN OFFICE OPENED OR ACQUIRED WITHIN THE LAST 24 MONTHS.

         The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

                                                                         PERCENTAGE OF REVENUE
                                                   -----------------------------------------------------------------
                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                   ----------------------------    ---------------------------------
                                                           1998           1999                1998             1999
                                                           ----           ----                ----             ----
Revenue........................................           100.0%         100.0%              100.0%           100.0%
Cost of revenue................................            68.7           70.6                69.1             70.8
                                                   ------------- --------------    ----------------  ---------------
Gross profit...................................            31.3           29.4                30.9             29.2
                                                   ------------- --------------    ----------------  ---------------
Selling, general and administrative expenses...            19.5           17.2                19.6             17.7
Depreciation expense...........................             0.8            0.7                 0.8              0.7
Amortization expense...........................             0.1            0.8                 0.1              0.6
                                                   ------------- --------------    ----------------  ---------------
Total operating expenses.......................            20.4           18.7                20.5             19.0
                                                   ------------- --------------    ----------------  ---------------
Operating income...............................            10.9           10.7                10.4             10.2
                                                   ------------- --------------    ----------------  ---------------
Interest income................................             0.4             -                  0.4               -
Interest expense...............................              -            (0.8)                 -              (0.6)
                                                   ------------- --------------    ----------------  ---------------
Net interest income (expense)..................             0.4           (0.8)                0.4             (0.6)
                                                   ------------- --------------    ----------------  ---------------
Income before income taxes.....................            11.3            9.9                10.8              9.6
Income taxes...................................             4.5            4.0                 4.3              3.9
                                                   ------------- --------------    ----------------  ---------------
Net income.....................................             6.8%           5.9%                6.5%             5.7%
                                                   ============= ==============    ================= ===============

                                                                           PERCENTAGE CHANGE
                                                                             1999 OVER 1998
                                                   -----------------------------------------------------------------
                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                   -----------------------------        ----------------------------
Revenue........................................               49.5%                                51.5%
Cost of revenue................................               53.5%                                55.3%
Gross profit...................................               40.6%                                43.2%
Selling, general and administrative expenses...               31.6%                                36.4%
Depreciation expense...........................               48.2%                                48.5%
Amortization expense...........................                N/M                                  N/M
Total operating expenses.......................               37.2%                                41.0%
Operating income...............................               46.8%                                47.4%
Interest income................................              (92.2)%                              (81.0)%
Interest expense...............................                N/M                                  N/M
Income before income taxes.....................               30.4%                                35.0%
Income taxes...................................               32.1%                                36.7%
Net income.....................................               29.3%                                33.9%

-------------
N/M - Not Meaningful

         THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUE. Revenue increased $25.9 million, or 49.5%, to $78.3 million for the three months ended June 30, 1999 from $52.4 million for the three months ended June 30, 1998. $19.7 million of this increase is attributable to acquisitions during 1998 and 1999. This increase is also a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants.

         COST OF REVENUE. Cost of revenue increased $19.3 million, or 53.5%, to $55.3 million for the three months ended June 30, 1999 from $36.0 million for the three months ended June 30, 1998. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants, including consultants added through acquisitions. As a percentage of revenue, cost of revenue increased to 70.6% for the three months ended June 30, 1999 from 68.7% for the three months ended June 30, 1998 primarily because the percentage of employees who are hourly is higher in 1999 than in 1998. Hourly employees have a higher pay rate in relation to their billing rate but do not receive the same benefits as salaried employees. To a lesser extent, cost of revenue rose due to lower utilization of salaried consultants. Salaried consultants are paid even if they are not billing. In addition, pay rates rose faster than bill rates during 1999.

         GROSS PROFIT. Gross profit increased $6.6 million, or 40.6%, to $23.0 million for the three months ended June 30, 1999 from $16.4 million for the three months ended June 30, 1998. As a percentage of revenue, gross profit decreased to 29.4% for the three months ended June 30, 1999 from 31.3% for the three months ended June 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.2 million, or 31.6%, to $13.4 million for the three months ended June 30, 1999 from $10.2 million for the three months ended June 30, 1998. This increase is due primarily to costs associated with recently opened offices, acquired offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 17.2% for the three months ended June 30, 1999 from 19.5% for the three months ended June 30, 1998. This decrease is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

         DEPRECIATION EXPENSE. Depreciation expense increased $189,000, or 48.2%, to $582,000 for the three months ended June 30, 1999 from $393,000 for the three months ended June 30, 1998. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense decreased to 0.7% for the three months ended June 30, 1999 from 0.8% for the three months ended June 30, 1998.

         AMORTIZATION EXPENSE. Amortization expense increased $548,000 to $596,000 for the three months ended June 30, 1999 from $48,000 for the three months ended June 30, 1998. This increase is attributable to amortization of goodwill related to the Company's acquisitions. As a percentage of revenue, amortization expense increased to 0.8% for the three months ended June 30, 1999 from 0.1% for the three months ended June 30, 1998.

         OPERATING INCOME. Operating income increased $2.7 million, or 46.8%, to $8.4 million for the three months ended June 30, 1999 from $5.7 million for the three months ended June 30, 1998. As a percentage of revenue, operating income decreased to 10.7% for the three months ended June 30, 1999 from 10.9% for the three months ended June 30, 1998. The decline in operating income margin is the result of lower gross margins and higher amortization expenses not being fully offset by the improvements in operating expenses the Company realized from its centralized administrative functions and leverage obtained from the Company's proprietary business systems.

         INTEREST INCOME. Interest income decreased by $199,000, or 92.2%, to $17,000 for the three months ended June 30, 1999 from $216,000 for the three months ended June 30, 1998. This change reflects a decrease in cash and cash equivalents due to cash used for acquisitions.

         INTEREST EXPENSE. Interest expense was $674,000 for the three months ended June 30, 1999. There was no interest expense for the three months ended June 30, 1998. This change is due to borrowings made during the period to pay for several acquisitions.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased $1.8 million, or 30.4%, to $7.7 million for the three months ended June 30, 1999 from $5.9 million for the three months ended June 30, 1998. As a percentage of revenue, income before income taxes decreased to 9.9% for the three months ended June 30, 1999 from 11.3% for the three months ended June 30, 1998.

         INCOME TAXES. The Company's effective tax rate was 40.5% for the three months ended June 30, 1999 and 40% for the three months ended June 30, 1998. Income taxes increased $0.7 million or 32.1%, to $3.1 million for the three months ended June 30, 1999 from $2.4 million for the three months ended June 30, 1998. As a percentage of revenue, income taxes decreased to 4.0% for the three months ended June 30, 1999 from 4.5% for the three months ended June 30, 1998.

         NET INCOME. Net income increased $1.0 million, or 29.3%, to $4.6 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998. As a percentage of revenue, net income decreased to 5.9% for the three months ended June 30, 1999 from 6.8% for the three months ended June 30, 1998.

         EARNINGS PER SHARE. Diluted earnings per share increased $0.07, or 29.2%, to $0.31 for the three months ended June 30, 1999 from $0.24 for the three months ended June 30, 1998.

         SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30,
         1998

         REVENUE. Revenue increased $51.3 million, or 51.5%, to $150.8 million for the six months ended June 30, 1999 from $99.5 million for the six months ended June 30, 1998. $33.9 million of this increase is attributable to acquisitions during 1998 and 1999. This increase is also a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants.

         COST OF REVENUE. Cost of revenue increased $38.0 million, or 55.3%, to $106.8 million for the six months ended June 30, 1999 from $68.8 million for the six months ended June 30, 1998. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants, including consultants added through acquisitions. As a percentage of revenue, cost of revenue increased to 70.8% for the six months ended June 30, 1999 from 69.1% for the six months ended June 30, 1998 primarily because the percentage of employees who are hourly is higher in 1999 than in 1998. Hourly employees have a higher pay rate in relation to their billing rate but do not receive the same benefits as salaried employees. To a lesser extent, cost of revenue rose due to lower utilization of salaried consultants. Salaried consultants are paid even if they are not billing. In addition, pay rates rose faster than bill rates during 1999.

         GROSS PROFIT. Gross profit increased $13.3 million, or 43.2%, to $44.0 million for the six months ended June 30, 1999 from $30.7 million for the six months ended June 30, 1998. As a percentage of revenue, gross profit decreased to 29.2% for the six months ended June 30, 1999 from 30.9% for the six months ended June 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.1 million, or 36.4%, to $26.6 million for the six months ended June 30, 1999 from $19.5 million for the six months ended June 30, 1998. This increase is due primarily to costs associated with recently opened offices, acquired offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses decreased to 17.7% for the six months ended June 30, 1999 from 19.6% for the six months ended June 30, 1998. This decrease is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

         DEPRECIATION EXPENSE. Depreciation expense increased $361,000, or 48.5%, to $1,105,000 for the six months ended June 30, 1999 from $744,000 for the six months ended June 30, 1998. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense decreased to 0.7% for the six months ended June 30, 1999 from 0.8% for the six months ended June 30, 1998.

         AMORTIZATION EXPENSE. Amortization expense increased $885,000 to $975,000 for the six months ended June 30, 1999 from $90,000 for the six months ended June 30, 1998. This increase is attributable to amortization of goodwill related to the Company's acquisitions. As a percentage of revenue, amortization expense increased to 0.6% for the three months ended June 30, 1999 from 0.1% for the six months ended June 30, 1998.

         OPERATING INCOME. Operating income increased $4.9 million, or 47.4%, to $15.3 million for the six months ended June 30, 1999 from $10.4 million for the six months ended June 30, 1998. As a percentage of revenue, operating income decreased to 10.2% for the six months ended June 30, 1999 from 10.4% for the six months ended June 30, 1998. The decline in operating income margin is the result of lower gross margins and higher amortization expenses not being fully offset by the improvements in operating expenses the Company realized from its centralized administrative functions and leverage obtained from the Company's proprietary business systems.

         INTEREST INCOME. Interest income decreased by $320,000, or 81.0%, to $75,000 for the six months ended June 30, 1999 from $395,000 for the six months ended June 30, 1998. This change reflects a decrease in cash and cash equivalents due to cash used for acquisitions.

         INTEREST EXPENSE. Interest expense increased by $839,000 to $850,000 for the six months ended June 30, 1999 from $11,000 for the six months ended June 30, 1998. This change reflects an increase in the average level of borrowings during the period related to the use of cash to make several acquisitions.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased $3.7 million, or 35.0%, to $14.5 million for the six months ended June 30, 1999 from $10.8 million for the six months ended June 30, 1998. As a percentage of revenue, income before income taxes decreased to 9.6% for the six months ended June 30, 1999 from 10.8% for the six months ended June 30, 1998.

         INCOME TAXES. The Company's effective tax rate was 40.5% for the six months ended June 30, 1999 and 40% for the six months ended June 30, 1998. Income taxes increased $1.6 million or 36.7%, to $5.9 million for the six months ended June 30, 1999 from $4.3 million for the six months ended June 30, 1998. As a percentage of revenue, income taxes decreased to 3.9% for the six months ended June 30, 1999 from 4.3% for the six months ended June 30, 1998.

         NET INCOME. Net income increased $2.1 million, or 33.9%, to $8.6 million for the six months ended June 30, 1999 from $6.5 million for the six months ended June 30, 1998. As a percentage of revenue, net income decreased to 5.7% for the six months ended June 30, 1999 from 6.5% for the six months ended June 30, 1998.

         EARNINGS PER SHARE. Diluted earnings per share increased $0.15, or 34.9%, to $0.58 for the six months ended June 30, 1999 from $0.43 for the six months ended June 30, 1998.

SELECTED QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended June 30, 1999, both in dollars and as a percentage of revenue. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                        Gross Profit             Operating Income
                                                                    -------------------      -----------------------
                                                                                 % of                         % of
STATEMENTS OF INCOME DATA                                 REVENUE    AMOUNT     REVENUE       AMOUNT         REVENUE
-------------------------                                 -------    ------     -------       ------         -------
                                                                           (Dollars in thousands)
1996:
         June.........................................     27,812     8,452       30.4         2,248            8.1
         September....................................     29,142     8,817       30.3         2,431            8.3
         December.....................................     30,681     9,216       30.0         2,314            7.5
1997:
         March........................................     33,045     9,727       29.4         2,741            8.3
         June.........................................     35,883    10,841       30.2         3,409            9.5
         September....................................     40,569    12,580       31.0         4,314           10.6
         December.....................................     43,080    13,351       31.0         4,612           10.7
1998:
         March........................................     47,110    14,346       30.5         4,663            9.9
         June.........................................     52,391    16,375       31.3         5,715           10.9
         September....................................     56,593    17,296       30.6         6,538           11.6
         December.....................................     57,799    17,553       30.4         6,454           11.2
1999:
         March........................................     72,473    20,970       28.9         6,909            9.5
         June.........................................     78,309    23,023       29.4         8,393           10.7

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

                         LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1999, the Company acquired The Avery Group, D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC, The Professionals - Computer Management & Consulting, Inc., Krystal Solutions, Inc. and Solution Technologies, Inc. as described in Note 3 of Notes to Consolidated Financial Statements. The acquisitions caused the Company to exhaust the balance of the proceeds from its January 1997 initial public offering and incur $38,418,100 in debt on its credit facilities.

         The Company sold 50,000 shares of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan for an aggregate purchase price of $739,768 during the six months ended June 30, 1999.

         During 1999, certain employees exercised stock options which vested on December 31, 1997 pursuant to the 1997 Employee Incentive Stock Option Plan. Total proceeds from the issuance of stock for option exercises were $77,600 during the six months ended June 30, 1999.

         The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $2,728,276 for the six months ended June 30, 1999 and consisted primarily of net income of $8,643,313 and, excluding the effects of acquisitions, increases in accounts receivable of $4,967,140 and accrued compensation and benefits of $3,200,077 and a decrease in accounts payable of $4,393,586. The increases in accounts receivable and accrued compensation and benefits are primarily due to the revenue growth experienced during the six months ended June 30, 1999. The decrease in accounts payable is due to the Company paying the majority of accounts payable at June 30, 1999. This was done to ease the Company's implementation of new financial accounting software on July 1, 1999. The Company had working capital of $37,186,383 at June 30, 1999 compared to $36,776,571 at December 31, 1998.

         Net cash used in investing activities was $59,275,088 for the six months ended June 30, 1999 and included normal acquisitions of property and equipment used in operations of $1,625,632 and $56,977,630 of payments for the acquisitions described above. The Company's investing activities also include $676,053 spent on developing new computer systems for financial accounting, human resources and payroll activities. See "New Systems Implementation."

         On January 15, 1999, the Company increased its credit facilities from $39,900,000 to $90,000,000. The credit facilities are provided in equal amounts by three banks. The Company has borrowed $41,453,764 against these facilities, leaving $48,546,236 available as of June 30, 1999. The facilities mature in June 2004 and may be extended each year for an additional year. Until that time interest only is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the third has only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. The Company has selected a 30-day LIBOR based rate and the rate on such borrowings was 5.5% as of June 30, 1999. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

         The Company believes that the available funds under its credit facilities and cash flows from operations will be adequate to meet its needs for working capital and capital expenditures for at least the next year. Any significant acquisitions, however, may require additional debt and equity financing.

                                YEAR 2000 ISSUES

         Many computer systems use dates to correctly process information. Until recently, computer systems used a two-digit date to indicate a year. For example, the year 1958 is indicated in these systems by the digits "58." As the year 2000 approaches, these systems will need to process information involving the year 2000 and later years. Systems that use only a two-digit year may confuse the year 2000 for the year 1900, causing the systems to produce incorrect results. This problem is commonly known as the Year 2000, Y2K or Millenium Bug problem. In this disclosure, the problem is referred to as the "Year 2000" problem.

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

         These assessments covered embedded computer chips, computer software, computer hardware, telephones, communications equipment, facsimile machines, scanners, copiers and voice mail which we own and were able to identify as critical to our ability to provide services to our clients. These assessments identified a limited amount of software that displayed dates in an ambiguous 2-digit format, but processed dates correctly in 4-digit format. We corrected this ambiguity in the third quarter of 1998. The assessment also identified a variety of BIOS programs (programs that allow personal computers to run) that require additional upgrades to make them Year 2000 compliant according to the manufacturer of the personal computers. We finished upgrading these BIOS programs by December 31, 1998. On May 5, 1999, we finished upgrading certain non-compliant computer operating systems with patches provided by the computer manufacturers. Should further Year 2000 related upgrades become available and be deemed necessary, we plan to apply them in a timely manner. As of the date of this filing, we have remediated substantially all of the Year 2000 problems we know exist. We will continue to perform additional testing of our systems through September 30, 1999. If those tests reveal additional Year 2000 problems, we plan to fix those issues before December 31, 1999 or put into effect contingency plans.

         After the assessments described above were made, we acquired five companies: The Avery Group, D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), The Professionals - Computer Management & Consulting, Inc., Krystal Solutions, Inc. and Solution Technologies, Inc. We have completed an assessment of these companies and the upgraded noncompliant BIOS and operating systems. We expect all systems to be Year 2000 compliant except for certain accounting software and development systems and non-Metro recruiting systems which we plan to replace or upgrade by December 31, 1999.

         We are seeking information from other companies with whom we have a material relationship. We have sent letters to these companies requesting confirmation that they will be able to continue their relationship with us at the same level and without interruption before and after the Year 2000. As of June 30, 1999, we had not received responses from 2.8% of these companies. We are continuing our efforts to obtain information from these companies. For companies that did not respond by June 30, 1999 or indicated they will not be compliant, we are identifying alternate suppliers or developing other contingency plans.

         On July 1, 1999 we implemented other systems which we have received written assurances are Year 2000 compliant. See "New Systems Implementation." We are not treating the costs of these new systems as Year 2000 costs because we did not accelerate their implementation due to Year 2000 problems.

         EXTERNAL RISKS. We have installed new software that we began using July 1, 1999. See "New Systems Implementation." This new system increases the amount of information we exchange with our banks and 401(k) plan administrator. In some cases, the Year 2000 problem does not affect the information being received. In other cases, we have received assurances from these institutions that they will be Year 2000 compliant in a timely fashion. In one case, we have made arrangements to receive the information in a usable 2-digit year format. We are relying on these assurances as part of our Year 2000 planning. If these assurances are wrong, they could have a material adverse effect on our business, financial condition and results of operations.

         We have reviewed filings made by our U.S. public company clients who provided more than 0.2% of revenue during the 12 months ended June 30, 1999. This review covered filings through June 30, 1999, and was performed to determine the extent of the risk that our clients may not be Year 2000 compliant. These companies represented 49.5% of our revenue for the 12 months ending June 30, 1999. This review furnished the following information on our clients' expected completion date for their Year 2000 efforts:

                                     Will not
                        Not         Be Year 2000        Year 2000            By              By             By
                     Disclosed       Compliant        Compliant Now        6/30/99        9/30/99        12/31/99
% Of Metro
    Revenue             0%              0%                 9.2%             11.8%          22.9%           5.6%

         We have treated the information furnished in these reports as written assurance provided by these clients on the status of their Year 2000 problem. In some cases these clients have indicated they will be substantially complete or will have completed Year 2000 efforts for their mission critical systems by the date indicated. We have treated this disclosure as an indication that these companies will be able to continue their business relationships with us without disruption or failure. We have or will request additional information from those clients who indicated they will not be compliant or provided no disclosure. At present, we plan to monitor disclosures made by these publicly traded clients in Forms 10-Q and 10-K. Please note that these filings reflect the position of these companies on the date of their filings and may change in subsequent filings.

         We are also requesting assurance from our other clients who provided more than 0.2% of revenue during the 12 months ended June 30, 1999. These clients represented 25.1% of revenue during the 12 months ended June 30, 1999. We have reviewed written assurances from these clients representing 12.5% of revenue during the 12 months ended June 30, 1999. This review furnished the following information on our clients' expected completion date for their Year 2000 efforts:

                                     Will not
                        Not         be Year 2000        Year 2000            By              By             By
                     Disclosed       Compliant        Compliant Now        6/30/99        9/30/99        12/31/99
% Of Metro
    Revenue             0%              0%                 1.7%             1.3%            0.8%           8.7%

         We have not yet received assurance from the rest of these companies. We expect to have more information on these companies when we file our Quarterly Report on Form 10-Q in November 1999. If these clients do not become Year 2000 compliant in a timely fashion, our business, financial condition and results of operations could be materially adversely affected.

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

         COSTS TO ADDRESS THE COMPANY'S YEAR 2000 PROBLEM

         Our internal information technology staff has made repairs to our internal systems. We believe our internal systems are Year 2000 compliant. We may perform additional assessments, remediation and testing if information about Year 2000 risks to our internal systems changes.

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

         The cost of our Year 2000 activities is expected to be approximately $230,000, approximately $70,000 of which had been incurred at June 30, 1999.

         RISKS OF THE COMPANY'S YEAR 2000 ISSUES

         The Year 2000 problem involves several risks for us. One risk is that our computerized systems and embedded systems (such as minicontrollers and chips in elevators, machinery and equipment) ("internal risks") and those of our clients, suppliers, vendors, financial institutions and others ("external risks") will be disrupted or fail. We also consider the possible loss of revenue when consultants on Year 2000 assignments complete their assignments and possible slow downs in demand for our services in the latter half of 1999 to be Year 2000 related risks. We may also become involved in litigation over the Year 2000 services we have rendered to our clients. These risks have the capacity to cause a material adverse effect on our business, results of operations and financial condition although we are uncertain what risks we will actually suffer. These risks are discussed below.

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

         BUSINESS RISKS. As an IT services company, we have benefited from the Year 2000 problem by providing consultants with the skills necessary to help address these issues for our clients. We face the risk of reduced business opportunities, revenue and profits as clients resolve their Year 2000 problem if Year 2000 assignments are not replaced with other assignments. We believe that when consultants complete Year 2000 assignments, many of these consultants will be re-assigned to perform activities delayed by clients while addressing the Year 2000 problem. In other cases, we will need to find other assignments for these consultants. We estimate that, at June 30, 1999, approximately 13% of our consultants were involved in Year 2000 assignments. In addition, some clients are delaying implementation of new software during the latter half of 1999 to avoid the risk of introducing non-compliant software into previously tested systems. It appears these delays, sometimes referred to as "lockdowns," will only affect a portion of our clients and in most cases only during the fourth quarter of 1999 and the first quarter of 2000, typically a slow growth period for us. If more clients impose lockdowns or begin them earlier or extend their length, our growth and prospects for the balance of 1999 and 2000 will be adversely affected. As of June 30, 1999, approximately 34% of our consultants were working with mainframe computer systems.

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

         The SEC has directed us to describe our "most reasonably likely worst case scenario" posed by the Year 2000 issues we face. Based on our current understanding of the Year 2000 issues facing the Company, we believe our most reasonably likely worst case scenario is that we will suffer little or no disruptions or failures in our internal systems, but minor disruptions and failures among our material clients, suppliers, vendors and financial institutions. We also expect little or no growth in the last quarter of 1999 due to normal seasonality and client "lockdowns." Nonetheless, as we learn more from our material clients, suppliers, vendors and financial institutions, it is possible that this belief could change for better or worse.

         CONTINGENCY PLANS

         We are developing Year 2000 contingency plans where practical. These plans address alternatives to electronic processing of candidate resumes, hires of new employees, terminations of existing employees, payroll, supplier payments, cash receipts from clients, invoices to clients and initiatives without e-mail. These plans also address furnishing required reports to clients, furnishing required governmental reports, gaining access to leased office space, shipping intracompany correspondence and communicating Company reports. These plans include stockpiling supplies and equipment, identifying alternative sources of goods and services and performing certain tasks manually. For example, we may store paper copies of electronically stored data (such as candidate resumes) at locations likely to need them if we believe that the data will not be accessible due to a Year 2000 failure. In some situations, however, it is not practical to have an effective contingency plan. For example, a failure by our primary banking institution may interrupt our cash receipts and our ability to pay our employees in a timely manner. Our contingency plan may call for paying employees in cash, but may not be practical due the amount of cash involved, the number of Company locations and the number of employees who must be paid. Our payroll is currently several million dollars per pay period paid through 45 locations in 42 metropolitan markets to over 3,000 employees.

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

NEW SYSTEMS IMPLEMENTATION

         The Company has implemented new human resources, payroll and financial accounting software. These systems provide enhanced capabilities and integration of information and are believed to be Year 2000 compliant. A combination of Metro employees and outside consultants implemented these systems. The Company spent $2.8 million on these systems. The Company capitalized these costs and will amortize them over seven years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into the market risk sensitive transactions required to be disclosed under this Item.

PART II. OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of Metro Information Services, Inc. held on June 8, 1999, the following matters were voted on with the results indicated below.

         1) Election of two Class 3 Directors to serve for a term of three years or until a successor is elected.

                                      FOR            WITHHELD
                                      ---            --------
         A. Eugene Loving, Jr.     14,636,031        105,249
         Robert J. Eveleigh        14,624,898        116,382

         The term of office of directors Ray E. Becker, Andrew J.
         Downing and John H. Fain continued after the meeting.

         2) Amendment of the Metro Information Services, Inc. Employee Stock Purchase Plan.

                  FOR         AGAINST     ABSTAIN     BROKER NON-VOTES
                  ---         -------     -------     ----------------
               12,603,267     166,970      6,998          1,964,045

         3) Approval of the Amended and Restated Metro Information Services, Inc. 1997 Stock Option Plan.

                  FOR         AGAINST     ABSTAIN     BROKER NON-VOTES
                  ---         -------     -------     ----------------
               11,313,626    1,455,866     7,743          1,964,045

         4) Ratification of the appointment of KPMG LLP as Independent Auditors for the Company for the year ending December 31, 1999.

                  FOR         AGAINST     ABSTAIN
                  ---         -------     -------
               14,524,461     213,177      3,642

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits required by Item 601 of Regulation S-K:

                           ( i ) 27 Financial Data Schedule

         (b)      Reports on Form 8-K/A during second quarter of 1999:

                  Report dated February 1, 1999 reporting under Item 2 the acquisition of certain assets and liabilities of The Professionals - Computer Management & Consulting, Inc. and Krystal Solutions, Inc.

                  Report dated March 1, 1999 reporting under Item 2 the acquisition of certain assets and liabilities of Solution Technologies, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 30th day of July, 1999.


                                Metro Information Services, Inc.


                              By             /s/ JOHN H. FAIN
                                ---------------------------------------------
                                                 John H. Fain
                                 PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER


                              By          /s/ ROBERT J. EVELEIGH
                                ---------------------------------------------
                                              Robert J. Eveleigh
                                         PRINCIPAL FINANCIAL OFFICER