Form 10-Q
period 1999-09-30
METRO INFORMATION SERVICES INC
filed 1999-11-15
CIK 1026965

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes X No

     As of November 1, 1999, the registrant had issued and outstanding 14,971,250 shares of Common Stock, $.01 par value.

                        METRO INFORMATION SERVICES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          Number
PART I.           FINANCIAL INFORMATION:

  ITEM 1.         Consolidated Statements of Income for the
                  Three Months and Nine Months Ended September 30, 1998 and 1999 (unaudited)                  3

                  Consolidated Balance Sheets as of
                  December 31, 1998 and September 30, 1999 (unaudited)                                        4

                  Consolidated Statement of Changes in Shareholders' Equity for the
                  Nine Months Ended September 30, 1999 (unaudited)                                            5

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1998 and 1999 (unaudited)                                   6

                  Notes to Consolidated Financial Statements (unaudited)                                      7

  ITEM 2.         Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                           12

  ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                                 24

PART II.           OTHER INFORMATION                                                                         25

SIGNATURES                                                                                                   26

PART I. FINANCIAL INFORMATION:

ITEM 1. FINANCIAL STATEMENTS

             METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Three months                     Nine months
                                                         ended September 30,             ended September 30,
                                                      --------------------------   ----------------------------
                                                         1998           1999            1998           1999
                                                      -----------   ------------    ------------   ------------
Revenue                                               $56,592,510    $81,253,123    $156,092,988   $232,035,234
Cost of revenue                                        39,296,852     57,232,789     108,076,070    164,021,246
                                                      -----------   ------------    ------------   ------------
Gross profit                                           17,295,658     24,020,334      48,016,918     68,013,988
                                                      -----------   ------------    ------------   ------------
Selling, general and administrative expenses           10,283,462     15,383,816      29,792,612     41,996,067
Depreciation expense                                      425,520        730,249       1,169,819      1,835,694
Amortization expense (Note 3)                              48,234        840,115         138,112      1,814,706
                                                      -----------   ------------    ------------   ------------
   Total operating expenses                            10,757,216     16,954,180      31,100,543     45,646,467
                                                      -----------   ------------    ------------   ------------
Operating income                                        6,538,442      7,066,154      16,916,375     22,367,521
                                                      -----------   ------------    ------------   ------------
Interest income                                           227,774         31,126         622,748        106,058
Interest expense                                          (14,896)      (865,177)        (25,453)    (1,714,900)
                                                      -----------   ------------    ------------   ------------
  Net interest income (expense)                           212,878       (834,051)        597,295     (1,608,842)
                                                      -----------   ------------    ------------   ------------
Income before income taxes                              6,751,320      6,232,103      17,513,670     20,758,679
Income taxes                                            2,700,528      2,524,002       7,005,468      8,407,265
                                                      -----------   ------------    ------------   ------------
Net income                                            $ 4,050,792    $ 3,708,101     $10,508,202    $12,351,414
                                                      ===========   ============    ============   ============
Net income per share:
   Basic                                              $      0.27    $      0.25     $      0.71    $      0.83
                                                      ===========   ============    ============   ============
   Diluted                                            $      0.27    $      0.25     $      0.70    $      0.82
                                                      ===========   ============    ============   ============
Weighted average number of shares of common stock
 and potential dilutive securities outstanding:
   Basic                                               14,851,919     14,940,792      14,838,618     14,914,106
                                                      ===========   ============    ============   ============
   Diluted                                             15,031,537     14,953,416      15,012,930     14,988,045
                                                      ===========   ============    ============   ============

See accompanying notes to consolidated financial statements.

               METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                       December 31,        September 30,
                                                          1998                  1999
                                                       ------------        -------------
                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents (Note 2)                   $18,495,580         $  4,007,347
  Accounts receivable, net (Note 5)                     35,994,170           57,712,785
  Prepaid expenses                                         457,578            4,487,303
  Deferred income taxes                                    851,653              753,991
                                                       -----------         ------------
    Total current assets                                55,798,981           66,961,426
Property and equipment, net                              9,655,638           11,868,270
Goodwill, net (Notes 3 and 4)                           15,410,128           95,364,663
Other assets, net (Notes 3 and 4)                          134,951            4,767,591
                                                       -----------         ------------
    Total assets                                       $80,999,698         $178,961,950
                                                       ===========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable (Note 2)                            $ 8,119,928         $  4,447,395
  Accrued compensation and benefits                     10,902,482           20,118,497
                                                       -----------         ------------
    Total current liabilities                           19,022,410           24,565,892
Line of credit facilities (Note 5)                              --           78,314,784
Deferred income taxes                                      732,195            1,304,629
                                                       -----------         ------------
    Total liabilities                                   19,754,605          104,185,305
                                                       -----------         ------------
Shareholders' equity:
    Preferred stock, $0.01 par value; authorized
     1,000,000 shares; none issued and outstanding              --                   --
    Common stock, $0.01 par value, authorized
     50,000,000 shares; issued and outstanding
     14,884,160 shares at December 31, 1998,
     14,971,250 shares at September 30, 1999               148,842              149,713
    Paid in capital                                     37,585,480           38,764,747
    Retained earnings                                   23,510,771           35,862,185
                                                       -----------         ------------
      Total shareholder's equity                        61,245,093           74,776,645
                                                       -----------         ------------
        Total liabilities and shareholders' equity     $80,999,698         $178,961,950
                                                       ===========         ============

See accompanying notes to consolidated financial statements.

               METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                       NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                 Shareholders' Equity
                                       -----------------------------------------------------------------------
                                           Common Stock
                                       -----------------------       Paid in        Retained
                                         Shares       Amount         Capital        Earnings          Total
                                       ----------   ----------     -----------    -----------      -----------
BALANCE AS OF DECEMBER 31, 1998        14,884,160    $148,842      $37,585,480    $23,510,771      $61,245,093

Net proceeds from issuance of
  80,000 shares of common stock
  under Employee Stock Purchase Plan       80,000         800        1,065,698             --        1,066,498

Net proceeds from issuance of
  7,090 shares of common stock under
  Employee Incentive Stock Option Plan      7,090          71          113,569             --          113,640

Net income                                     --          --               --     12,351,414       12,351,414
                                       ----------   ----------     -----------    -----------      -----------
BALANCE AS OF SEPTEMBER 30, 1999       14,971,250    $149,713      $38,764,747    $35,862,185      $74,776,645
                                       ==========   ==========     ===========    ===========      ===========


See accompanying notes to consolidated financial statements.

              METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine months
                                                                        ended September 30,
                                                                 ----------------------------------
                                                                     1998                  1999
                                                                 ------------         -------------
Cash flows from operating activities:
  Net income                                                     $ 10,508,202         $  12,351,414
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization - cost of revenue                     34,998                33,857
   Depreciation and amortization - selling, general &
     administrative expenses                                        1,307,931             3,650,400
   Net loss on sale of property and equipment                          19,120                18,156
   Deferred income taxes                                              291,984               670,096
   Changes in operating assets and liabilities increasing
     (decreasing) cash, net of the effects of acquisitions:
       Accounts payable from restricted cash (Note 2)               1,688,000            (1,186,020)
       Accounts receivable                                        (11,965,682)           (5,930,302)
       Prepaid expenses                                               (37,808)           (3,906,816)
       Other assets, net                                             (203,678)             (189,531)
       Accounts payable                                             1,389,067            (5,245,831)
       Accrued compensation and benefits                            3,529,310             6,195,391
                                                                 ------------         -------------
         Net cash provided by operating activities                  6,561,444             6,460,814
                                                                 ------------         -------------

Cash flows from investing activities:
   Acquisition of property and equipment                           (2,876,755)           (2,431,706)
   Acquisition of computer software                                (1,747,672)             (856,652)
   Acquisition of businesses                                       (1,647,999)          (97,159,838)
   Proceeds from sale of property and equipment                         3,524                 4,227
                                                                 ------------         -------------
         Net cash used in investing activities                     (6,268,902)         (100,443,969)
                                                                 ------------         -------------

Cash flows from financing activities:
   Net borrowings under line of credit                                      -            78,314,784
   Proceeds from issuance of shares under Employee
     Stock Purchase Plan                                              927,931             1,066,498
   Proceeds from issuance of shares under Employee
     Incentive Stock Option Plan                                      172,160               113,640
                                                                 ------------         -------------
         Net cash provided by financing activities                  1,100,091            79,494,922
                                                                 ------------         -------------
Net increase (decrease) in cash and cash equivalents                1,392,633           (14,488,233)


Cash and cash equivalents at beginning of period                   22,028,594            18,495,580
                                                                 ------------         -------------

Cash and cash equivalents at end of period                       $ 23,421,227         $   4,007,347
                                                                 ------------         -------------
                                                                 ------------          ------------


Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $     25,453         $   1,714,900
                                                                 ------------         -------------
                                                                 ------------         -------------
   Cash paid for income taxes                                    $  6,085,332         $   9,722,718
                                                                 ------------         -------------
                                                                 ------------         -------------

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The information presented for September 30, 1998 and 1999, and for the three-month and nine-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1999 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 1998 and 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035). Certain 1998 amounts have been reclassified for comparability with the 1999 financial statement presentation.

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

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The subsidiaries were formed in conjunction with the acquisitions discussed in Note 3. Results of operations of the Company include the results of operations of the subsidiaries since the acquisitions as follows:

NAME OF SUBSIDIARY                                              D/B/A                          DATE OF ACQUISITION
------------------                                              -----                          -------------------
Metro Information Services of Northern California, Inc.         The Avery Group                December 2, 1998

Metro Information Services of Los Angeles, Inc.                 D.P. Specialists               January 1, 1999

Metro Information Services of Orange County, Inc.               The Professionals              February 1, 1999
                                                                Krystal Solutions

Metro Information Services of Pennsylvania, Inc.                Solution Technologies          March 1, 1999

Metro Information Services - ATS, Inc.                          Acuity Technology Services     August 13, 1999

2.       Restricted Cash

         Metro has agreed to act as payment agent for a client on an information technology project. As of September 30, 1999, the Company held $78,504 of restricted cash for this client. This amount is included in cash and cash equivalents and accounts payable presented in the consolidated balance sheets. Client approved invoices will be paid out of the restricted cash held and Metro will remit any remaining restricted cash to the client at the end of the project. Metro is not obligated to pay invoices that exceed the amount of the restricted cash held.

3.       Acquisitions

         On December 2, 1998, the Company completed the acquisition of The Avery Group ("Avery"), an information technology services company with one office in the Palo Alto/Silicon Valley area of California. The purchase price was approximately $11,837,000, of which $11 million was paid at closing, $754,000 was paid in February 1999 based on a net worth adjustment calculation performed in February 1999 and direct costs of the acquisition were approximately $83,000.

         On January 1, 1999, the Company acquired D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), information technology consulting services and personnel staffing businesses located in El Segundo, California and Woodbridge, New Jersey for a purchase price of approximately $10,070,000, including direct costs of the acquisition of approximately $90,000. The company has made a preliminary allocation of a portion of the purchase price to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes a preliminary allocation of the purchase price based on January 1, 1999 asset and liability balances:

          Assets purchased:
                Accounts receivable                      $ 1,880,710
                Prepaid expenses                               6,622
                Property and equipment                       303,771
                Goodwill                                   8,767,445
                Other intangible assets                      249,806
                Other assets                                  50,246
                                                         -----------
                    Total assets purchased               $11,258,600
                                                         -----------

          Liabilities assumed:
                Note payable                             $   514,977
                Accounts payable                             132,491
                Accrued compensation and benefits            541,220
                                                         -----------
                    Total liabilities assumed              1,188,688
                                                         -----------
                    Purchase price                       $10,069,912
                                                         ===========

         On February 1, 1999, the Company acquired The Professionals - Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses located in Irvine, California and San Bruno, California for a purchase price of approximately $18,511,000, of which $17,976,000 was paid at closing, $352,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $183,000 represents direct costs related to the acquisition. The company has made a preliminary allocation of a portion of the purchase price to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes a preliminary allocation of the purchase price based on February 1, 1999 asset and liability balances:

          Assets purchased:
                Accounts receivable                        $ 2,968,910
                Prepaid expenses                                 6,562
                Property and equipment                          22,291
                Goodwill                                    15,374,541
                Other intangible assets                        284,130
                Other assets                                     8,586
                                                           -----------
                    Total assets purchased                 $18,665,020
                                                           -----------

          Liabilities assumed:
                Accounts payable                           $   144,069
                Accrued compensation and benefits               10,304
                                                           -----------
                    Total liabilities assumed                  154,373
                                                           -----------
                    Purchase price                         $18,510,647
                                                           ===========

         On March 1, 1999, the Company acquired Solution Technologies, Inc. ("STI"), an information technology consulting services and personnel staffing business located in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri, for a purchase price of approximately $28,398,000, of which $24,046,000 was paid at closing, $3,654,000 was paid in March 1999 based on a consultant count adjustment on March 8, 1999, $591,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $107,000 represents direct costs of the acquisition. The company has made a preliminary allocation of a portion of the purchase price to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the preliminary allocation of the purchase price based on March 1, 1999 asset and liability balances:

          Assets purchased:
                Accounts receivable                        $ 3,699,259
                Prepaid expenses                                40,406
                Property and equipment                         217,107
                Goodwill                                    23,958,144
                Other intangible assets                      1,348,970
                Other assets                                    17,948
                                                           -----------
                    Total assets purchased                 $29,281,834
                                                           -----------

          Liabilities assumed:
                Accounts payable                           $    39,869
                Accrued compensation and benefits              844,013
                                                           -----------
                    Total liabilities assumed                  883,882
                                                           -----------
                    Purchase price                         $28,397,952
                                                           ===========

         On August 13, 1999, the Company acquired all of the membership and equity interests of Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC ("ATS" collectively), both of which are information technology consulting services and personnel staffing businesses located in Washington D.C., Baltimore, Maryland and Dallas, Texas for a purchase price of approximately $40,183,000, of which $39,425,000 was paid at closing, $666,000 is expected to be paid in November 1999 and approximately $92,000 represents direct costs related to the acquisition. The company has made a preliminary allocation of a portion of the purchase price to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the preliminary allocation of the purchase price based on August 13, 1999 asset and liability balances:

         Assets purchased:
               Accounts receivable                            $ 7,239,434
               Prepaid expenses                                    69,319
               Property and equipment                             263,161
               Goodwill                                        33,508,774
               Other intangible assets                          2,583,587
               Other assets                                        72,058
                                                              -----------
                   Total assets purchased                     $43,736,333
                                                              -----------

         Liabilities assumed:
               Accounts payable                               $ 1,927,912
               Accrued compensation and benefits                1,625,087
                                                              -----------
                   Total liabilities assumed                    3,552,999
                                                              -----------
                   Purchase price                             $40,183,334
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
The Avery Group                                                                            December 31, 1999

D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC                           December 31, 1999

The Professionals - Computer Management & Consulting, Inc. and Krystal Solutions, Inc.     January 31, 2000

Solution Technologies, Inc.                                                                February 29, 2000

Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC              August 31, 2000

Each of these acquisitions is accounted for as a purchase. The acquisitions were financed partially with proceeds remaining from the Company's initial public offering of common stock on January 29, 1997. The remainder of the purchase price was financed with the Company's cash on hand and borrowings from the Company's line of credit. In connection with these acquisitions, the Company has recorded approximately $91,468,000 of goodwill and approximately $5,941,000 of other intangible assets which are being amortized on a straight-line basis over 30 years and 3 to 7 years, respectively. These amounts are subject to further adjustment subject to completion of appraisals and additional payments noted above.

         Unaudited pro forma consolidated results of operations for the nine months ended September 30, 1998 and 1999 would have been as follows had the acquisitions of Avery, DPS, PCM, KSC, STI and ATS occurred as of the beginning of the period:

                                                                  NINE MONTHS
                                                              ENDED SETEMBER 30,
                                                        --------------------------
                                                           1998            1999
                                                        ---------        ---------
                                                    (In  thousands, except per share data)

Revenue ..............................................   $232,191        $263,382
Net income ...........................................   $ 11,451        $ 11,805
Net income per share - basic .........................   $   0.77        $   0.79
Net income per share - diluted .......................   $   0.76        $   0.79
Weighted average number of shares of common
  stock and potential dilutive securities outstanding:
        Basic ........................................     14,839          14,914
        Diluted ......................................     15,038          14,988

4.       Goodwill and Other Intangible Assets

         Goodwill and other intangible assets represent the excess of cost over fair value of net tangible assets acquired through acquisitions and are amortized on a straight-line basis over their estimated useful lives, generally 30 years and 3 to 7 years, respectively. Management periodically assesses whether there has been a permanent impairment in the value of goodwill and other intangible assets. The amount of such impairment is determined by comparing anticipated undiscounted future cash flows to the carrying value of the related goodwill and other intangible assets.

5.       Credit Facilities

         The Company maintains credit facilities of $125,000,000. The facilities, which are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank, mature on June 20, 2004 and may be extended each year for an additional year. Until June 2004, interest, but no principal, is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. At September 30, 1999, $78,314,784 was outstanding under the facilities. No amount was outstanding at December 31, 1998. The Company has selected a 30-day LIBOR based rate and the rate on borrowings was 5.9% as of September 30, 1999. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

6.       Net Income Per Share

         The following reconciles the numerators and denominators of the basic and diluted net income per share computations of net income:

                                                                     SHARES
                                                  NET INCOME       OUTSTANDING       NET INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998    (NUMERATOR)      (DENOMINATOR)      PER SHARE
---------------------------------------------    -----------      ------------       ----------
Basic Net Income Per Share ..............        $4,050,792        14,851,919        $   0.27
                                                                                     ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding ......              --             179,618
                                                 ----------        ----------
Diluted Net Income Per Share ............        $4,050,792        15,031,537        $   0.27
                                                 ==========        ==========        ========


                                                                     SHARES
                                                  NET INCOME       OUTSTANDING       NET INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999    (NUMERATOR)      (DENOMINATOR)      PER SHARE
---------------------------------------------    -----------      ------------       ----------
Basic Net Income Per Share ..............        $3,708,101        14,940,792        $   0.25
                                                                                     ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding ......              --              12,624
                                                 ----------        ----------
Diluted Net Income Per Share ............        $3,708,101        14,953,416        $   0.25
                                                 ==========        ==========        ========




                                                                     SHARES
                                                 NET INCOME         OUTSTANDING      NET INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998    (NUMERATOR)        (DENOMINATOR)    PER SHARE
--------------------------------------------    -----------        ------------     ------------
Basic Net Income Per Share ..............        $10,508,202         14,838,618        $   0.71
                                                                                       ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding ......               --              174,312
                                                 -----------        -----------
Diluted Net Income Per Share ............        $10,508,202         15,012,930        $   0.70
                                                 ===========        ===========        ========


                                                                     SHARES
                                                 NET INCOME         OUTSTANDING      NET INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999    (NUMERATOR)        (DENOMINATOR)    PER SHARE
--------------------------------------------    -----------        ------------     ------------
Basic Net Income Per Share ..............        $12,351,414         14,914,106        $   0.83
                                                                                       ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding ......               --               73,939
                                                -----------        ------------
Diluted Net Income Per Share ............        $12,351,414         14,988,045        $   0.82
                                                 ===========        ===========        ========


PART I
ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CAUTIONARY STATEMENT UNDER THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: INCLUDED IN THIS REPORT AND OTHER INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, ANNUAL REPORTS TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE, THE ESTIMATED INCREASE IN REVENUE FOR THE FOURTH QUARTER OF 1999 OVER THE THIRD QUARTER OF 1999, THE ESTIMATED DECLINE IN EARNINGS PER SHARE IN THE FOURTH QUARTER OF 1999 COMPARED TO THE THIRD QUARTER OF 1999, PROSPECTS FOR NEW BUSINESS AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE MADE. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "SEEKS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FUTURE EVENTS AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION: THE COMPANY'S ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS, THE COMPANY'S ABILITY TO OPEN NEW OFFICES, THE COMPANY'S ABILITY TO EFFECTIVELY IDENTIFY, MANAGE AND INTEGRATE ACQUISITIONS, CHANGES IN CONSULTANT UTILIZATION AND PRODUCTIVITY RATES, THE COMPANY'S ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL SERVICE OFFERINGS, CLIENT DECISIONS TO REDUCE OR INCREASE IT SERVICES OUTSOURCING, EARLY TERMINATION OF CLIENT CONTRACTS WITHOUT PENALTY, CHANGES IN THE COMPANY'S DEPENDENCE ON SIGNIFICANT CLIENTS, CHANGES IN GROSS MARGINS DUE TO A VARIETY OF FACTORS (INCLUDING INCREASED WAGE AND BENEFIT COSTS THAT ARE NOT OFFSET BY BILL RATE INCREASES), THE TYPES OF SERVICES PERFORMED BY THE COMPANY DURING A PARTICULAR PERIOD, UNCERTAINTY AS TO THE YEAR 2000 PHENOMENON, FUTURE PROFITABILITY OF ACQUIRED BUSINESSES AND COMPETITION. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE COMPANY'S FISCAL YEAR ENDS ON DECEMBER 31.

                                    OVERVIEW

         Metro Information Services, Inc. ("Metro" or the "Company") provides a wide range of information technology ("IT") consulting and custom software development services and solutions through 45 offices in 43 metropolitan markets in the United States and Puerto Rico. The Company's more than 2,800 consultants, 59% of whom are salaried, work with clients' internal IT departments on all aspects of computer systems and applications development. Services and solutions provided by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (mainframe, mid-range, client/server, network and Internet environments) and supports client projects using a broad range of software applications. For example, the Company implements SAP's client/server software, custom develops Oracle, Informix, DB2, VisualBasic, C++ and Web-based applications, implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

         Metro's clients operate in a wide variety of industries including communications, distribution, retail, financial services, government, health care, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended September 30, 1999, the Company performed IT services for 741 clients (excluding clients that generated less than $25,000 in revenue during such period).

         IT services are primarily provided by the Company through supplemental IT services arrangements. IT solutions are provided through a combination of project outsourcing and supplemental IT services arrangements. Substantially all services and solutions are billed on a time and materials basis. During the three months ended

September 30, 1999, the Company estimates that supplemental IT services accounted for more than 90% and project outsourcing services accounted for less than 10% of the Company's revenue.

         Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients both through internal growth and through acquisitions. Between September 30, 1998 and September 30, 1999, the total number of full time consultants grew from 2,035 to 2,912. Excluding the 946 consultants gained through acquisitions, the number of full time consultants declined from 2,035 to 1,966 over this time period. Over the same period, the Company increased the average billing rates charged to clients for consultants.

         During 1999, the Company has experienced slowing demand for its services. This slowing in demand appears to be primarily the result of client uncertainty about starting new IT projects until their Year 2000 issues are resolved, budget constraints and uncertainty about IT spending priorities. This slowing in demand has resulted in slower revenue growth for the nine months ended September 30, 1999 in existing offices, lower bill rate increases than obtained in 1998, more non-billable consultant time and slower growth in profitability. Management believes these conditions will continue into the first quarter of 2000.

         On December 2, 1998, the Company completed the acquisition of The Avery Group, an information technology services company with one office in the Palo Alto/Silicon Valley area of California. The purchase price was approximately $11,837,000, of which $11 million was paid at closing, $754,000 was paid in February 1999 based on a net worth adjustment calculation performed in February 1999 and direct costs of the acquisition were approximately $83,000. On January 1, 1999, the Company acquired D. P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), information technology consulting services and personnel staffing businesses located in El Segundo, California and Woodbridge, New Jersey for a purchase price of approximately $10,070,000, including direct costs of the acquisition of approximately $90,000. On February 1, 1999, the Company acquired The Professionals - Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses located in Irvine, California and San Bruno, California for a purchase price of approximately $18,511,000, of which $17,976,000 was paid at closing, $352,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $183,000 represents direct costs related to the acquisition. On March 1, 1999, the Company acquired Solution Technologies, Inc. ("STI"), an information technology consulting services and personnel staffing business located in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri, for a purchase price of approximately $28,398,000, of which $24,046,000 was paid at closing, $3,654,000 was paid in March 1999 based on a consultant count adjustment on March 8, 1999, $591,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $107,000 represents direct costs of the acquisition. On August 13, 1999, the Company acquired all of the membership and equity interests of Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC ("ATS" collectively), both of which are information technology consulting services and personnel staffing businesses located in Washington D.C., Baltimore, Maryland and Dallas, Texas for a purchase price of approximately $40,183,000, of which $39,425,000 was paid at closing, $666,000 is expected to be paid in November 1999 and approximately $92,000 represents direct costs related to the acquisition. For each of these acquisitions, if the acquired company achieves certain predetermined financial results during a twelve month measurement period, the Company will make an additional payment which will be recorded as additional goodwill. The measurement periods for the acquired companies end December 31, 1999 for Avery, December 31, 1999 for DPS, January 31, 2000 for PCM and KSC, February 29, 2000 for STI and August 31, 2000 for ATS.

         The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

                              RESULTS OF OPERATIONS

         FOR PURPOSES OF THE FOLLOWING DISCUSSION, AS OF SEPTEMBER 30, 1998, A MATURE OFFICE IS AN OFFICE THAT WAS OWNED BY THE COMPANY FOR AT LEAST 12 MONTHS AT THE BEGINNING OF THE EARLIER PERIOD BEING COMPARED AND A NEW OFFICE IS AN OFFICE OPENED OR ACQUIRED THEREAFTER. AS OF SEPTEMBER 30, 1999, A MATURE OFFICE IS AN OFFICE THAT WAS OWNED BY THE COMPANY FOR AT LEAST 24 MONTHS AND A NEW OFFICE IS AN OFFICE OPENED OR ACQUIRED WITHIN THE LAST 24 MONTHS.

         The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

                                                                     PERCENTAGE OF REVENUE
                                                    -----------------------------------------------------
                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                    -----------------------       -----------------------
                                                      1998           1999           1998           1999
                                                      ----           ----           ----           ----
Revenue ....................................          100.0%         100.0%         100.0%         100.0%
Cost of revenue ............................           69.4           70.4           69.2           70.7
                                                    --------       --------       --------       --------
Gross profit ...............................           30.6           29.6           30.8           29.3
                                                    --------       --------       --------       --------
Selling, general and administrative expenses           18.2           18.9           19.1           18.1
Depreciation expense .......................            0.7            0.9            0.8            0.8
Amortization expense .......................            0.1            1.1            0.1            0.8
                                                    --------       --------       --------       --------
Total operating expenses ...................           19.0           20.9           20.0           19.7
                                                    --------       --------       --------       --------
Operating income ...........................           11.6            8.7           10.8            9.6
                                                    --------       --------       --------       --------
Interest income ............................            0.4             --            0.4             --
Interest expense ...........................           (0.1)          (1.0)            --           (0.7)
                                                    --------       --------       --------      ---------
Net interest income (expense) ..............            0.3           (1.0)           0.4           (0.7)
                                                    --------       --------       --------      ---------
Income before income taxes .................           11.9            7.7           11.2            8.9
Income taxes ...............................            4.8            3.1            4.5            3.6
                                                    --------       --------       --------      ---------
Net income .................................            7.1%           4.6%           6.7%           5.3%
                                                    ========       ========       ========      =========



                                                                           PERCENTAGE CHANGE
                                                                             1999 OVER 1998
                                                     -------------------------------------------------------
                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                   ------------------------       --------------------------

Revenue........................................               43.6%                          48.7%
Cost of revenue................................               45.6%                          51.8%
Gross profit...................................               38.9%                          41.6%
Selling, general and administrative expenses...               49.6%                          41.0%
Depreciation expense...........................               71.6%                          56.9%
Amortization expense...........................                N/M                            N/M
Total operating expenses.......................               57.6%                          46.8%
Operating income...............................                8.1%                          32.2%
Interest income................................              (86.3)%                        (83.0)%
Interest expense...............................                N/M                            N/M
Income before income taxes.....................               (7.7)%                         18.5%
Income taxes...................................               (6.5)%                         20.0%
Net income.....................................               (8.5)%                         17.5%

-------------
N/M - Not Meaningful

         THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE. Revenue increased $24.7 million, or 43.6%, to $81.3 million for the three months ended September 30, 1999 from $56.6 million for the three months ended September 30, 1998. This increase was due to revenue from companies acquired since September 30, 1998. Excluding the $25.3 million increase which is attributable to acquisitions during 1998 and 1999, revenue decreased $0.6 million, or 1.1%. This decrease is the result of a reduction in the number of billable consultants in Metro's non-acquired offices.

         COST OF REVENUE. Cost of revenue increased $17.9 million, or 45.6%, to $57.2 million for the three months ended September 30, 1999 from $39.3 million for the three months ended September 30, 1998. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants. This growth was the result of consultants added through acquisitions. As a percentage of revenue, cost of revenue increased to 70.4% for the three months ended September 30, 1999 from 69.4% for the three months ended September 30, 1998 primarily because the percentage of employees who are hourly is higher in 1999 than in 1998. Hourly employees have a higher pay rate in relation to their billing rate but do not receive the same benefits as salaried employees. To a lesser extent, cost of revenue rose due to lower utilization of salaried consultants. Salaried consultants are paid even if they are not billing. Pay rates also rose faster than bill rates during 1999, increasing cost of revenue.

         GROSS PROFIT. Gross profit increased $6.7 million, or 38.9%, to $24.0 million for the three months ended September 30, 1999 from $17.3 million for the three months ended September 30, 1998. As a percentage of revenue, gross profit decreased to 29.6% for the three months ended September 30, 1999 from 30.6% for the three months ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.1 million, or 49.6%, to $15.4 million for the three months ended September 30, 1999 from $10.3 million for the three months ended September 30, 1998. This increase is due primarily to costs associated with recently opened offices, acquired offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's computerized business systems and hiring additional sales and marketing staff to support the Company's efforts to provide more e-Business services. As a percentage of revenue, selling, general and administrative expenses increased to 18.9% for the three months ended September 30, 1999 from 18.2% for the three months ended September 30, 1998.

         DEPRECIATION EXPENSE. Depreciation expense increased $305,000, or 71.6%, to $730,000 for the three months ended September 30, 1999 from $425,000 for the three months ended September 30, 1998. This increase is attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense increased to 0.9% for the three months ended September 30, 1999 from 0.7% for the three months ended September 30, 1998.

         AMORTIZATION EXPENSE. Amortization expense increased $792,000 to $840,000 for the three months ended September 30, 1999 from $48,000 for the three months ended September 30, 1998. This increase is attributable to amortization of goodwill and other intangible assets related to the Company's acquisitions. As a percentage of revenue, amortization expense increased to 1.1% for the three months ended September 30, 1999 from 0.1% for the three months ended September 30, 1998.

         OPERATING INCOME. Operating income increased $0.6 million, or 8.1%, to $7.1 million for the three months ended September 30, 1999 from $6.5 million for the three months ended September 30, 1998. As a percentage of revenue, operating income decreased to 8.7% for the three months ended September 30, 1999 from 11.6% for the three months ended September 30, 1998. The decline in operating income margin is the result of lower gross margins, increased selling, general and administrative expenses and higher amortization expenses not being fully offset by increased revenues.

         INTEREST INCOME. Interest income decreased by $197,000, or 86.3%, to $31,000 for the three months ended September 30, 1999 from $228,000 for the three months ended Septemeber 30, 1998. This change reflects a decrease in cash and cash equivalents due to the Company's cash being used for acquisitions.

         INTEREST EXPENSE. Interest expense increased by $850,000 to $865,000 for the three months ended September 30, 1999 from $15,000 for the three months ended September 30, 1998. This change reflects an increase in the average level of borrowings during the period related to the use of cash to make several acquisitions. The Company increased its debt level from zero at September 30, 1998 to $78,315,000 at September 30, 1999.

         INCOME BEFORE INCOME TAXES. Income before income taxes decreased $0.5 million, or 7.7%, to $6.2 million for the three months ended September 30, 1999 from $6.7 million for the three months ended September 30, 1998. As a percentage of revenue, income before income taxes decreased to 7.7% for the three months ended September 30, 1999 from 11.9% for the three months ended September 30, 1998.

         INCOME TAXES. The Company's effective tax rate was 40.5% for the three months ended September 30, 1999 and 40% for the three months ended September 30, 1998. This increase is the result of higher income tax rates in the states where the Company's acquisitions operate. Income taxes decreased $0.2 million or 6.5%, to $2.5 million for the three months ended September 30, 1999 from $2.7 million for the three months ended September 30, 1998.

         NET INCOME. Net income decreased $0.3 million, or 8.5%, to $3.7 million for the three months ended September 30, 1999 from $4.0 million for the three months ended September 30, 1998. As a percentage of revenue, net income decreased to 4.6% for the three months ended September 30, 1999 from 7.1% for the three months ended September 30, 1998.

         NET INCOME PER SHARE. Diluted net income per share decreased $0.02, or 7.4%, to $0.25 for the three months ended September 30, 1999 from $0.27 for the three months ended September 30, 1998.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUE. Revenue increased $75.9 million, or 48.7%, to $232.0 million for the nine months ended September 30, 1999 from $156.1 million for the nine months ended September 30, 1998. $59.2 million of this increase was due to revenue from companies acquired since September 30, 1998. This increase is also a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants.

         COST OF REVENUE. Cost of revenue increased $55.9 million, or 51.8%, to $164.0 million for the nine months ended September 30, 1999 from $108.1 million for the nine months ended September 30, 1998. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants, including consultants added through acquisitions. As a percentage of revenue, cost of revenue increased to 70.7% for the nine months ended September 30, 1999 from 69.2% for the nine months ended September 30, 1998 primarily because the percentage of employees who are hourly is higher in 1999 than in 1998. Hourly employees have a higher pay rate in relation to their billing rate but do not receive the same benefits as salaried employees. To a lesser extent, cost of revenue rose due to lower utilization of salaried consultants. Salaried consultants are paid even if they are not billing. Pay rates also rose faster than bill rates during 1999, increasing cost of revenue.

         GROSS PROFIT. Gross profit increased $20.0 million, or 41.6%, to $68.0 million for the nine months ended September 30, 1999 from $48.0 million for the nine months ended September 30, 1998. As a percentage of revenue, gross profit decreased to 29.3% for the nine months ended September 30, 1999 from 30.8% for the nine months ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $12.2 million, or 41.0%, to $42.0 million for the nine months ended September 30, 1999 from $29.8 million for the nine months ended September 30, 1998. This increase is due primarily to costs associated with recently opened offices, acquired offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's computerized business systems and hiring additional sales and marketing staff to support the Company's efforts to provide more e-Business services. As a percentage of revenue, selling, general and administrative expenses decreased to 18.1% for the nine months ended September 30, 1999 from 19.1% for the nine months ended September 30, 1998. This decrease is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

         DEPRECIATION EXPENSE. Depreciation expense increased $666,000, or 56.9%, to $1,836,000 for the nine months ended September 30, 1999 from $1,170,000 for the nine months ended September 30, 1998. This increase is attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense remained constant at 0.8% for the nine months ended September 30, 1999 and 1998.

         AMORTIZATION EXPENSE. Amortization expense increased $1,677,000 to $1,815,000 for the nine months ended September 30, 1999 from $138,000 for the nine months ended September 30, 1998. This increase is attributable to amortization of goodwill and other intangible assets related to the Company's acquisitions. As a percentage of revenue, amortization expense increased to 0.8% for the nine months ended September 30, 1999 from 0.1% for the nine months ended September 30, 1998.

         OPERATING INCOME. Operating income increased $5.5 million, or 32.2%, to $22.4 million for the nine months ended September 30, 1999 from $16.9 million for the nine months ended September 30, 1998. As a percentage of revenue, operating income decreased to 9.6% for the nine months ended September 30, 1999 from 10.8% for the nine months ended September 30, 1998. The decline in operating income margin is the result of lower gross margins, increased selling, general and administrative expenses and higher amortization expenses not being fully offset by increased revenues.

         INTEREST INCOME. Interest income decreased by $517,000, or 83.0%, to $106,000 for the nine months ended September 30, 1999 from $623,000 for the nine months ended September 30, 1998. This change reflects a decrease in cash and cash equivalents due to the Company's cash being used for acquisitions.

         INTEREST EXPENSE. Interest expense increased by $1,690,000 to $1,715,000 for the nine months ended September 30, 1999 from $25,000 for the nine months ended September 30, 1998. This change reflects an increase in the average level of borrowings during the period related to the use of cash to make several acquisitions. The Company increased its debt level from zero at September 30, 1998 to $78,315,000 at September 30, 1999.

         INCOME BEFORE INCOME TAXES. Income before income taxes increased $3.3 million, or 18.5%, to $20.8 million for the nine months ended September 30, 1999 from $17.5 million for the nine months ended September 30, 1998. As a percentage of revenue, income before income taxes decreased to 8.9% for the nine months ended September 30, 1999 from 11.2% for the nine months ended September 30, 1998.

         INCOME TAXES. The Company's effective tax rate was 40.5% for the nine months ended September 30, 1999 and 40% for the nine months ended September 30, 1998. This increase is the result of higher income tax rates in the states where the Company's acquisitions operate. Income taxes increased $1.4 million or 20.0%, to $8.4 million for the nine months ended September 30, 1999 from $7.0 million for the nine months ended September 30, 1998.

         NET INCOME. Net income increased $1.9 million, or 17.5%, to $12.4 million for the nine months ended September 30, 1999 from $10.5 million for the nine months ended September 30, 1998. As a percentage of revenue, net income decreased to 5.3% for the nine months ended September 30, 1999 from 6.7% for the nine months ended September 30, 1998.

         NET INCOME PER SHARE. Diluted net income per share increased $0.12, or 17.1%, to $0.82 for the nine months ended September 30, 1999 from $0.70 for the nine months ended September 30, 1998.

SELECTED QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended September 30, 1999, both in dollars and as a percentage of revenue. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                      Gross Profit             Operating Income
                                                                  ---------------------     ------------------------
                                                                                % of                        % of
Statements of Income Data                                Revenue   Amount      Revenue      Amount        Revenue
-------------------------                                -------   ------      -------      ------        -------
                                                                           (Dollars in thousands)
1996:

         September....................................   $ 29,142   $ 8,817       30.3%      $ 2,431          8.3%
         December.....................................     30,681     9,216       30.0         2,314          7.5
1997:
         March........................................     33,045     9,727       29.4         2,741          8.3
         June.........................................     35,883    10,841       30.2         3,409          9.5
         September....................................     40,569    12,580       31.0         4,314         10.6
         December.....................................     43,080    13,351       31.0         4,612         10.7
1998:
         March........................................     47,110    14,346       30.5         4,663          9.9
         June.........................................     52,391    16,375       31.3         5,715         10.9
         September....................................     56,593    17,296       30.6         6,538         11.6
         December.....................................     57,799    17,553       30.4         6,454         11.2
1999:
         March........................................     72,473    20,970       28.9         6,909          9.5
         June.........................................     78,309    23,023       29.4         8,393         10.7
         September....................................     81,253    24,020       29.6         7,066          8.7

-------------------------
         Metro's operating results are adversely affected when client facilities close due to holidays or inclement weather. The Company generally experiences a certain amount of seasonality in the fourth quarter due to the number of holidays and closings of client facilities during that quarter. Further, the Company generally experiences lower operating results in the first quarter due in part to the timing of unemployment and FICA tax accruals and delays in clients' contract renewals related to clients' budget approval processes. These seasonal fluctuations may be more severe in the fourth quarter of 1999 and the first quarter of 2000 due to client concerns about the Year 2000 phenomenon. As part of the Year 2000 phenomenon, the Company's clients are delaying the start of new assignments until the effect of Year 2000 on their business is better known.

                         LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1999, the Company acquired D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC, The Professionals - Computer Management & Consulting, Inc., Krystal Solutions, Inc., Solution Technologies, Inc. and Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC, as described in Note 3 of Notes to Consolidated Financial Statements. The acquisitions were financed with the balance of the proceeds from the Company's January 1997 initial public offering, cash generated by operations and borrowings on the Company's credit facilities.

         The Company sold 80,000 shares of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan for an aggregate purchase price of $1,066,498 during the nine months ended September 30, 1999.

         During 1999, certain employees exercised stock options which vested on December 31, 1997, December 31, 1998 and March 18, 1999 pursuant to the 1997 Employee Stock Option Plan. Total proceeds from the issuance of stock for option exercises were $113,640 during the nine months ended September 30, 1999.

         The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $6,460,814 for the nine months ended September 30, 1999 and consisted primarily of net income of $12,351,414 and, excluding the effects of acquisitions, increases in accounts receivable of $5,930,302 and accrued compensation and benefits of $6,195,391 and a decrease in accounts payable of $5,245,831. The increases in accounts receivable and accrued compensation and benefits are primarily due to the revenue growth experienced during the nine months ended September 30, 1999. The decrease in accounts payable is due to a reduction in contract deposits, reduction in outstanding checks and subsequent payments of amounts due to acquired companies. The Company had working capital of $42,395,534 at September 30, 1999 compared to $36,776,571 at December 31, 1998.

         Net cash used in investing activities was $100,443,969 for the nine months ended September 30, 1999 and included normal acquisitions of property and equipment used in operations of $2,431,706 and $97,159,838 of payments for the acquisitions described above. The Company's investing activities also include $856,652 spent on developing new computer systems for financial accounting, human resources and payroll activities. See "New Systems Implementation." The funds used in these activities came from the Company's line of credit, cash generated by the Company's operations, proceeds from the sale of stock and proceeds from the exercise of vested stock options.

The Company increased its credit facilities from $39,900,000 to $90,000,000 on January 15, 1999 and to $125,000,000 on August 25, 1999. The credit facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The Company has borrowed $78,314,784 against these facilities, leaving $46,685,216 available as of September 30, 1999. The facilities mature in June 2004 and may be extended each year for an additional year. Until June 2004, interest, but no principal, is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. The Company has selected a 30-day LIBOR based rate and the rate on such borrowings was 5.9% as of September 30, 1999. The facilities also contain fees, ranging from 0.125% to 0.3125% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

         The Company believes that the available funds under its credit facilities and cash flows from operations will be adequate to meet its needs for working capital and capital expenditures for the next year. Any significant acquisitions, however, may require additional debt and equity financing.

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

         Estimates of the cost to fix Year 2000 problems worldwide run to the hundreds of billions of dollars. Additional costs in the form of business interruptions, additional repair costs and litigation costs may be incurred if the fixes do not work. It appears there is no way to predict with certainty what will happen after December 31, 1999. It is certain, however, that the year 2000 will arrive soon. As a result, all companies should be undertaking a study to determine how they may be affected by the Year 2000 problem and take steps to address the effects where appropriate. Failure to do so could cause injury not only to the company that is not ready for the year 2000, but every other person dealing with that company. As a result, it is difficult for any company, including Metro, to evaluate effectively the impact that third party failures may have on its business. While we believe our internal systems are compliant, we are required by the SEC to assume we will not be fully Year 2000 compliant until all third parties with whom we have a material relationship provide us with written assurance that they expect to be Year 2000 compliant in time. We have treated written responses to our requests for this information, information provided on third parties' web sites and information filed with the SEC by our U.S. public company clients as written assurance under this disclosure. Not all third parties with whom we have material relationships have provided clear evidence of their readiness despite repeated requests. Statistics on these responses appear below.

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

         Metro has addressed its known internal systems risks and developed contingency plans to address likely failures by third parties. Metro has received assurances from critical vendors of Year 2000 compliance or prepared contingency plans where practical in the event that a vendor can not operate due to Year 2000 problems. Metro continues to assess its internal systems, clients and vendors. If additional Year 2000 issues come to our attention we plan to fix them or develop contingency plans, where practical, to address them.

         INTERNAL RISKS. We have assessed embedded computer chips, computer software, computer hardware, telephones, communications equipment, facsimile machines, scanners, copiers and voice mail which we own and were able to identify as critical to our ability to provide services to our clients. These assessments identified a limited amount of non-compliant software and hardware. As of the date of this filing, we have remediated all of the Year 2000 problems we know exist. We will continue to perform additional testing of our systems through the end of 1999. If those tests reveal additional Year 2000 problems, we plan to fix those issues before December 31, 1999 or put into effect contingency plans.

         We have acquired six companies since December 1, 1998: The Avery Group, D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), The Professionals - Computer Management & Consulting, Inc., Krystal Solutions, Inc., Solution Technologies, Inc. and Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC ("ATS" collectively). We have completed an assessment of these companies. We expect all systems to be Year 2000 compliant except for certain accounting software and development systems and non-Metro recruiting systems which are scheduled for replacement or upgrade by December 31, 1999.

         We requested information from suppliers with whom we have a material relationship. These companies have indicated that they are or will be Year 2000 compliant.

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

         We have reviewed filings made by our U.S. public company clients who provided more than 0.2% of revenue during the 12 months ended September 30, 1999. This review covered filings through October 31, 1999, and was performed to determine the extent of the risk that our clients may not be Year 2000 compliant. These companies represented 48.8% of our revenue for the 12 months ending September 30, 1999. This review furnished the following information on our clients' expected completion date for their Year 2000 efforts:

                                         Will not
                          Not          Be Year 2000        Year 2000              By                By
                       Disclosed        Compliant        Compliant Now          9/30/99          12/31/99
% Of Metro
    Revenue                0%               0%               18.3%               18.1%             12.4%

         We have treated the information furnished in these reports as written assurance provided by these clients on the status of their Year 2000 problem. In some cases these clients have indicated they will be substantially complete or will have completed Year 2000 efforts for their mission critical systems by the date indicated. We have treated this disclosure as an indication that these companies will be able to continue their business relationships with us without disruption or failure. We have or will request additional information from those clients who indicated they will not be compliant or provided no disclosure. At present, we plan to monitor disclosures made by these publicly traded clients in Forms 10-Q, 10-K and 8-K. Please note that these filings reflect the position of these companies on the date of their filings and may change in subsequent filings.

         We are also requesting assurance from our other clients who provided more than 0.2% of revenue during the 12 months ended September 30, 1999. These clients represented 25.8% of revenue during the 12 months ended September 30, 1999. We have reviewed written assurances from these clients representing 17.3% of revenue during the 12 months ended September 30, 1999. This review furnished the following information on our clients' expected completion date for their Year 2000 efforts:

                                         Will not
                          Not          be Year 2000        Year 2000              By                By
                       Disclosed        Compliant        Compliant Now          9/30/99          12/31/99
% Of Metro
    Revenue                0%               0%                5.7%               2.2%              9.4%

         We have not yet received assurance from the rest of these companies. If these clients do not become Year 2000 compliant in a timely fashion, our business, financial condition and results of operations could be materially adversely affected.

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

         Our internal information technology staff have requested information from our material clients and suppliers to address external risks. We did not incur material incremental costs to gather this information. We have deferred other projects these individuals could have worked on by about 6 months. We do not consider these deferred projects mission critical or expect their delay to have a material adverse effect on our business, results of operations or financial condition.

         The cost of our Year 2000 activities has been approximately $120,000. If we learn of other Year 2000 deficiencies that need to be fixed we will spend additional sums on those fixes.

         RISKS OF THE COMPANY'S YEAR 2000 ISSUES

          The Year 2000 problem involves several risks for us. One risk is that our computerized systems and embedded systems (such as minicontrollers and chips in elevators, machinery and equipment) ("internal risks") and those of our clients, suppliers, vendors, financial institutions and others ("external risks") will be disrupted or fail. We also consider the possible loss of revenue when consultants on Year 2000 assignments complete their assignments and possible slow downs in demand for our services for the rest of 1999 and the first quarter of 2000 to be Year 2000 related risks. We may also become involved in litigation over the Year 2000 services we have rendered to our clients. These risks have the capacity to cause a material adverse effect on our business, results of operations and financial condition although we are uncertain what losses we will actually suffer. These risks are discussed below.

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

         BUSINESS RISKS. As an IT services company, we have benefited from the Year 2000 problem by providing consultants with the skills necessary to help address these issues for our clients. We face the risk of reduced business opportunities, revenue and profits as clients resolve their Year 2000 problem if Year 2000 assignments are not replaced with other assignments. We believe that when consultants complete Year 2000 assignments, many of these consultants will be re-assigned to perform activities delayed by clients while addressing the Year 2000 problem. In other cases, we will need to find other assignments for these consultants. We estimate that, at September 30, 1999, approximately 10% of our consultants were involved in Year 2000 assignments. In addition, some clients are delaying implementation of new software during the rest of 1999 and into the first quarter of 2000 to avoid the risk of introducing non-compliant software into previously tested systems. It appears these delays, sometimes referred to as "lockdowns," will only affect a portion of our clients and in most cases only during the fourth quarter of 1999 and the first quarter of 2000, typically a slow growth period for us. If more clients impose lockdowns or begin them earlier or extend their length, our growth and prospects for the balance of 1999 and 2000 will be adversely affected. As of September 30, 1999, approximately 28% of our consultants were working with mainframe computer systems.

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

         The SEC has directed us to describe our "most reasonably likely worst case scenario" posed by the Year 2000 issues we face. Based on our current understanding of the Year 2000 issues facing the Company, we believe our most reasonably likely worst case scenario is that we will suffer little or no disruptions or failures in our internal systems, but minor disruptions and failures among our material clients, suppliers, vendors and financial institutions. We also expect little or no revenue growth and a reduction in our consultant count in the last quarter of 1999 and the first quarter of 2000 due to normal seasonality and client "lockdowns." Nonetheless, as we learn more from our material clients, suppliers, vendors and financial institutions, it is possible that this belief could change for better or worse.

         CONTINGENCY PLANS

         We are developing Year 2000 contingency plans where practical. These plans address alternatives to electronic processing of candidate resumes, hires of new employees, terminations of existing employees, payroll, supplier payments, cash receipts from clients, invoices to clients and initiatives without e-mail. These plans also address furnishing required reports to clients, furnishing required governmental reports, gaining access to leased office space, shipping intracompany correspondence and communicating Company reports. These plans include stockpiling supplies and equipment, identifying alternative sources of goods and services and performing certain tasks manually. For example, we plan to store paper copies of electronically stored data (such as candidate resumes) at locations likely to need them if we believe that the data will not be accessible due to a Year 2000 failure. In some situations, however, it is not practical to have an effective contingency plan. For example, a failure by our primary banking institution may interrupt our cash receipts and our ability to pay our employees in a timely manner. Our contingency plan may call for paying employees in cash, but may not be practical due to the amount of cash involved, the number of Company locations and the number of employees who must be paid. Our payroll is currently several million dollars per pay period paid through 45 locations in 43 metropolitan markets to over 3,400 employees.

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

NEW SYSTEMS IMPLEMENTATION

         The Company has implemented new human resources, payroll and financial accounting software. These systems provide enhanced capabilities and integration of information and are believed to be Year 2000 compliant. A combination of Metro employees and outside consultants implemented these systems. The Company spent $2.8 million on these systems. The Company capitalized these costs and is amortizing them over seven years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into derivative financial or commodity instrument transactions. The Company is exposed to market risk due to variable interest rates on the Company's credit facilities. The Company's exposure to market risk from other types of financial instruments, such as accounts receivable and accounts payable, is not material.

PART II.  OTHER INFORMATION:


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits required by Item 601 of Regulation S-K:

                  10.1 Registrant's 1997 Employee Stock Purchase Plan as amended and restated through June 8, 1999.

                  10.2 Registrant's 1997 Stock Option Plan as amended and restated through March 18, 1999.

                  10.3 Employment Agreement dated as of April 1, 1999 between Registrant and Charles Adams.

                  10.4 Employment Agreement dated as of September 23, 1999 between Registrant and Bruce F. Gannett.

                  27       Financial Data Schedule

                  99 Second Modification and Joinder Agreement with Bank of America, N.A., Crestar Bank, First Union National Bank and Wachovia Bank, N.A. dated August 25, 1999.

               (b) Reports on Form 8-K during third quarter of 1999:

                  Report dated August 13, 1999 reporting under Item 2 the acquisition of all the membership interests of Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 15th day of November, 1999.


                                       Metro Information Services, Inc.

                                  By   /s/  John H. Fain
                                     ------------------------------------------
                                            John H. Fain
                                      PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER

                                  By   /s/  Robert J. Eveleigh
                                     ------------------------------------------
                                            Robert J. Eveleigh
                                       PRINCIPAL FINANCIAL OFFICER