Form 10-K
period 1999-12-31
METRO INFORMATION SERVICES INC
filed 2000-03-30
CIK 1026965

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No / /

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 6, 2000 was approximately $138 million, based on the average of the high and low prices of the registrant's Common Stock on The NASDAQ Stock Market on such date.

     As of March 6, 2000, the registrant had issued and outstanding 15,039,052 shares of Common Stock, $0.01 par value.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

================================================================================

                        METRO INFORMATION SERVICES, INC.
                                 1999 FORM 10-K

                                TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                          ----
PART I

         Item 1.     Business                                                                              3
         Item 2.     Properties                                                                           11
         Item 3.     Legal Proceedings                                                                    12
         Item 4.     Submission of Matters to a Vote of Security Holders                                  12
         Executive Officers of the Registrant                                                             12

PART II

         Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                14
         Item 6.     Selected Financial Data                                                              15
         Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                          16
         Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                           27
         Item 8.     Consolidated Financial Statements and Supplementary Data                             28
         Item 9.     Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure                                                                45

PART III

         Item 10.    Directors and Executive Officers of the Registrant; Section 16(a) Beneficial
                       Ownership Reporting Compliance                                                     46
         Item 11.    Executive Compensation                                                               46
         Item 12.    Security Ownership of Certain Beneficial Owners and Management                       50
         Item 13.    Certain Relationships and Related Transactions                                       51

PART IV

         Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                      51

PART I

      CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS: INCLUDED IN THIS REPORT AND OTHER WRITTEN AND ORAL INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, ANNUAL REPORTS TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE, PROSPECTS FOR NEW BUSINESS AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE MADE. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "MAY," "PLANS," "EXPECTS," "SEEKS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FUTURE EVENTS AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THIS REPORT, INCLUDING THOSE IDENTIFIED IN "RISK FACTORS" AND THE COMPANY'S OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE FORWARD-LOOKING STATEMENTS DO NOT REFLECT THE POTENTIAL IMPACT OF ANY FUTURE ACQUISITIONS, MERGERS OR DISPOSITIONS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ITEM 1.    BUSINESS

DESCRIPTION OF THE BUSINESS

     Metro Information Services, Inc. was incorporated July 1, 1979 in Virginia. The headquarters of Metro Information Services, Inc. together with its consolidated subsidiaries (collectively "Metro" or the "Company") is located in Virginia Beach, Virginia.

      Metro provides a wide range of information technology ("IT") consulting and custom software development services and solutions through 46 offices in 44 metropolitan markets in the United States and Puerto Rico. The Company's more than 2,600 consultants, approximately 62% of whom were salaried on March 6, 2000, work with clients' internal IT departments on all aspects of computer systems and applications development. Services and solutions performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports client projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix, and DB2 and implements SAP's client/server software. The Company also implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

DEVELOPMENT OF THE BUSINESS

      Over the last five years Metro has grown significantly. On December 31, 1994, the Company had 16 offices and 838 full-time consultants. Since December 31, 1994, Metro has grown its revenue at a compound annual growth rate of 36%, including revenue growth through acquisitions. This growth was aided by a strong economy, increased use of and reliance on IT, significant changes in computer technologies, the migration from centralized mainframe computer systems to distributed client/server environments and a trend among corporate America towards outsourcing IT services due to the shortage of in-house expertise and resources to address the variety and complexity of IT projects. During the last five years, the Company accelerated its rate of new office openings from one office per year to as many as four offices per year. The Company also invested heavily in computerized systems custom designed for Metro's approach to the IT services industry and communications systems to enhance the flow of information within the Company.

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

      On July 1, 1997, Metro completed its first acquisitions, adding offices in Columbia, South Carolina and Kansas City, Missouri. On December 2, 1998, Metro completed its third acquisition, adding an office in the Palo Alto/Silicon Valley area of California. In January 1999, the Company completed its fourth acquisition, adding an office in Los Angeles, California. On February 1, 1999, Metro completed its fifth and sixth acquisitions, adding offices in Irvine and San Francisco, California. Effective March 1, 1999, the Company completed its seventh acquisition, adding offices in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri. Effective August 13, 1999, Metro completed its eighth acquisition, adding offices in Washington, D.C., Baltimore, Maryland and Dallas, Texas. At the end of 1999, the Company had grown to 45 offices located in 21 states and Puerto Rico and more than 2,700 full-time consultants. These acquisitions were financed with the balance of the proceeds from the Company's January 1997 initial public offering, cash generated by operations and borrowings on the Company's lines of credit.

     The Company's shares are listed on The Nasdaq Stock Market under the symbol "MISI."

INDUSTRY OVERVIEW

         Since May 1999, the Company and the rest of the IT Services industry has experienced a slowdown in demand for IT Services. This slowdown has mostly affected mainframe computer services. During 1999, clients were reluctant to start new IT projects until the full effect of computer problems associated with the advent of the Year 2000 were known. This reluctance has continued into the first quarter of 2000. As a result, it has been difficult for the Company to place mainframe consultants on new assignments. Without new assignments, many mainframe consultants have left the Company to seek other opportunities or left the job market. Although demand for client server, network and Internet related skills has been high, it has not been sufficient to offset the loss of mainframe consultants. As a result, earnings fell during the third and fourth quarter of 1999 and are expected to fall in the first quarter of 2000.

     Rapid technological advances have accelerated the growth of the IT industry in recent years. These advances include more powerful and less expensive computer technology, the transition from mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools and web enabled software. These advances have expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an important component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems have rendered the development and implementation of such systems increasingly complex. We believe the significant shift towards using the Internet for consumer and business transactions presents another major opportunity for the Company. As a result, the Company is shifting its employees towards Internet, client/server and network skills that support an Internet-based economy. At the same time, the Company will continue to provide the broad variety of IT services our clients use to support their business. There is a shortage of IT consultants qualified to support these systems. Accordingly, business has turned to IT services firms such as Metro to develop, support and strengthen their internal IT departments and systems.

BUSINESS STRATEGY

      The key components of the Company's business strategy are:

      ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS. The Company seeks to attract, develop and retain qualified consultants by focusing primarily on IT services, providing leadership and management support through effective and open communication, developing consultants through professional and technical training and education programs, providing challenging project opportunities with significant client responsibility and offering competitive compensation and benefits that recognize the individual needs of each consultant. The Company maintains a proprietary database of current, prospective and former consultants to help it identify and recruit qualified consultants. In addition, the Company's presence in 44 metropolitan markets enhances the Company's ability to match consultants' desired locations and technical abilities with client needs. Metro recognizes that its success can be sustained only through the efforts and quality of its consultants. To this end, management provides responsive technical and professional support, promotes a sense of responsibility and rewards quality performance through numerous incentive programs and awards.

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

      In 1997, 1998 and 1999, the Company provided IT consultants to approximately 396, 476 and 788 clients, respectively (excluding clients that generated less than $25,000 in revenue during such year). In each of 1997, 1998 and 1999, at least 85% of the Company's revenue came from clients who were clients in the prior year, excluding the effect of acquisitions completed in 1999.

      The Company's 10 largest clients by revenue in 1999 had each been a client for over five years, while the Company's three largest clients for 1999 had each been a client for over 10 years. The Company's 10 largest clients accounted for approximately 29.8%, 31.3% and 21.7% of the Company's revenue in 1997, 1998 and 1999, respectively. The Company's largest client accounted for approximately 5.8%, 4.4% and 3.6% of the Company's revenue in 1997, 1998 and 1999, respectively.

      The Company serves clients operating in a wide variety of industries and many of these clients are engaged in multiple lines of business. In the following chart these clients have been grouped according to what we believe to be their principal business area. The approximate percentage of the Company's revenue by industry group for the years ended December 31, 1997, 1998 and 1999 follows:



                                       1997        1998        1999
                                       ----        ----        ----

Banking                                9.6%       11.0%        7.3%
Communications                        11.9%       10.2%        9.2%
Financial Services                     7.8%        8.6%        9.7%
Food                                   1.7%        1.1%        0.7%
Healthcare                             8.1%        6.2%        8.2%
Industrial                             2.5%        3.0%        2.0%
Insurance                              2.5%        2.5%        2.0%
Manufacturing & Distribution           9.7%        9.4%        8.5%
Oil & Gas                              1.0%        1.2%        1.4%
Other Services                         6.1%        6.5%       10.7%
Publishing & Broadcasting              1.8%        2.1%        3.2%
Retail                                 3.8%        4.4%        4.1%
Government                             7.2%        7.2%        8.9%
Technology                            13.2%       11.8%       14.2%
Transportation                         5.3%        6.1%        3.0%
Utilities                              3.9%        2.9%        2.4%
Other                                  3.9%        5.8%        4.5%
                                       ----        ----        ----

Total Percent of Billings            100.0%      100.0%      100.0%
                                     ======      ======      ======

      PROVIDE A WIDE RANGE OF VALUE-ADDED IT SERVICES AND SOLUTIONS. The Company's consultants provide a wide range of IT services and solutions including planning, managing, building, implementing and maintaining IT systems. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix and DB2. The Company also implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments. The Company continually seeks to broaden its services in the changing IT market by providing its consultants with exposure to emerging technologies and by hiring consultants with diverse IT backgrounds and skills.

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

      LEVERAGE PROPRIETARY SYSTEMS. The Company's internally designed and developed proprietary business systems are used to support and enhance its recruiting, marketing, training, consultant productivity, client scheduling and client servicing processes. For example, Metro's Staff Sourcing Network provides the Company with the ability to identify and hire qualified consultants on a nationwide basis and match their skills and desired work locations with an appropriate office in a time-critical manner. The Company's scheduling system allows it to efficiently manage contract renewals and bill rate increases and anticipate clients' needs for IT consultants and services. These proprietary systems also permit timely sharing of information on a Company-wide basis.

GROWTH STRATEGY

      The Company has competed with relative success in the rapidly changing IT environment and has capitalized on the growing demand for IT services. The Company's success is evidenced by the fact that the Company's revenue has increased at a compound annual growth rate of 29% over the last 10 years and 36% over the last five years. Revenue grew 47% for 1999 compared to 1998. Until July 1, 1997, all of this growth was achieved through internal growth. On July 1, 1997, the Company completed two acquisitions and effective December 2, 1998, the Company completed a third acquisition. The Company completed five acquisitions in 1999. The Company intends to augment internal growth with selective acquisitions subject to financing arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      The Company's growth strategy consists of three components:

      DEVELOP AND EXPAND CLIENT BASE. By providing a wide range of high-quality services, the Company has historically expanded the scope of its client relationships through additional assignments and by providing additional services within client organizations. In addition, because many of the Company's clients have offices throughout the United States, the Company strives to leverage these relationships by providing IT services in multiple locations. In addition to increasing sales with existing clients, the Company seeks to develop new client relationships in each office. This component is now the primary component of the growth strategy.

      OPEN NEW OFFICES. For several years the Company has opened up to four offices per year. The Company has developed a national expansion strategy and has successfully replicated its business model in its newly opened offices. New offices opened by the Company have generally achieved monthly operating income within six to 12 months and cumulative operating income within 18 to 24 months. The Company's office network establishes a local presence in each market and demonstrates its commitment to each local market thereby enhancing its ability to attract skilled consultants for local assignments and assignments in other offices. With offices in 44 markets in the United States and Puerto Rico,

Metro has good geographic coverage except in the Northeastern United States. While opening new offices in the Northeast remains a possibility, management prefers to acquire a company that serves this market. In addition, for 2000 we plan to reduce the number of new office openings to concentrate our resources on transitioning our work force towards Internet related skills and grow our solutions capabilities.

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

SERVICES AND SOLUTIONS

      IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing services arrangements. Substantially all services are billed on a time and materials basis. For 1999, the Company estimates that supplemental IT services accounted for more than 90%, and systems consulting and project outsourcing services accounted for less than 10%, of the Company's revenue.

      The Company offers IT services in five major service areas: application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. Application systems development and maintenance services include consultant support of projects on all major technology platforms including client/server, object oriented, network, mainframe, mid-range and desktop computing environments. IT architecture and engineering services include the support of major systems foundations and operating systems. Systems consulting services include a variety of strategic business services such as information systems and IT planning. Project outsourcing services include full project services that generally require a higher level of responsibility. General support services include a variety of services such as help desks, call center support, technical training and documentation and technical writing. As of December 31, 1999, approximately 67% of the Company's consultants were working in the application systems development and maintenance services area, 13% in IT architecture and engineering services, 4% in systems consulting services, 3% in project outsourcing services and 13% in general support services. These percentages change daily as consultant assignments change. Due to the variation in bill rates in these service areas, these percentages do not necessarily correspond to the percentage of revenue from each service area. The Company is seeking to increase its Systems Consulting and Project Outsourcing business to 15% of revenue in the next 24 months. This goal is subject to a number of uncertainties and may not be achieved.

SALES AND MARKETING

      The Company's marketing objective is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming the preferred provider of IT services. The Company's primary marketing approach is to introduce prospective clients to Metro's capabilities and to learn about prospective clients' IT environments through personal appointments with information systems managers, purchasing or human resources managers and chief information officers. Other sales and marketing methods include client referrals, networking, attending trade shows and alliances with other vendors. The Company divides its sales and marketing effort between new client acquisition and existing client development. At December 31, 1999, the Company employed 61 individuals performing new client acquisition functions and 67 individuals performing client development functions. In addition to the Company's primary marketing approach, the Company also has targeted marketing initiatives for project outsourcing and managed services/vendor on premise IT services. The Company has established a Business Solutions Technology Team to support the efforts of our offices. This team provides technical and quality assurance support to offices with such opportunities and acts as a catalyst to match opportunities with our capabilities on a national level.

CLIENT SUPPORT STRUCTURE

      Clients are the focus of the Company's client support structure, which provides each client with "layers of support" from the Company. The first layer of client support is the IT consultants who work at client sites on assignments generally lasting six to 12 months. The next layer of support is each office's Leadership Team which includes: (i) marketing executives, (ii) business development managers, (iii) professional staff recruiters, (iv) staff support and training coordinators and (v) a division director who leads the office Leadership Team, all of whom are supported by administrative assistants. Most division directors were promoted from within the Company and have an appreciation for the Company's culture. Having a strong core-leadership team that has "grown up" with the Company allows Metro to maintain its focus on supporting consultants and servicing clients.

      The Corporate Support Group furnishes a "layer of support" for the Company's offices through its President and Chief Executive Officer, John H. Fain; Chief Operating Officer, Andrew J. Downing; and Chief Financial Officer, Robert J. Eveleigh; working in conjunction with the Chief Technology Officer, the Vice Presidents-Business Development (VP-BDs), the Vice President of Administrative Services and the Vice President of Information Services. The Corporate Support Group performs as many back office functions as possible at the corporate headquarters to allow the offices to focus primarily on sales, client service and consultant support.

     EXECUTIVE MANAGEMENT. During 1999, the Executive Management Team consisted of Mr. Fain, Mr. Downing, Mr. Eveleigh and up to six VP-BDs. Each VP-BD typically supports a group of five to 10 offices.

      ADMINISTRATIVE SERVICES. The Administrative Services Department coordinates the Company's recruiting process, ISO 9002 registration and compliance, human resources, payroll and training functions. ISO is an international standard for quality assurance and consistency in operating procedures. The Company anticipates that many of its existing and prospective clients will soon require their IT services vendors' processes to be ISO registered.

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

      FINANCE. The Finance Department is responsible primarily for internal and external financial reporting, general accounting, time entry and reporting, billing, accounts receivable, facilities acquisition and administration, legal services, risk management and contracting.

INTELLECTUAL PROPERTY

      In accordance with industry practice, contracts between the Company and its clients normally provide that all intellectual property created for a client belongs exclusively to that client. Intellectual property used by the Company to operate its business is owned by or licensed to the Company. The Company relies on trade secret laws to protect its proprietary software. The Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company does not hold any patents and does not have any patent applications pending. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to deter misappropriation of its proprietary rights or third party development of similar proprietary software. See "RISK FACTORS - Intellectual Property Risks."

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

COMPETITION

      The IT services industry is extremely competitive and highly fragmented. The Company believes there are thousands of competitors in the United States alone, many of which are privately owned. Although the market is consolidating, management believes no one company is dominant. The Company's competitors include general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies and niche providers of IT services. With the recent shift towards the Internet, a number of new competitors have entered the market. These competitors are typically small but well funded services firms focused exclusively on helping businesses use the Internet to change their relationships with customers and suppliers. In addition, competition may come in the form of application service providers
(ASPs). ASPs offer to host standard or slightly customized versions of packaged software systems for businesses. ASPs may attract clients who are dissatisfied with their custom software solutions or have difficulty managing their packaged software systems. Some of the Company's competitors possess substantially greater resources, greater name recognition and a more established client base than the Company. In addition, the services offered by the Company have been and continue to be provided by client personnel. The Company believes that the significant competitive factors in the sale of its services include quality of consultant services, timely availability of qualified consultants, price, breadth of services offered and reputation. As the Company attempts to increase the amount of systems consulting and project outsourcing it performs, prior experience and referrals to prior successful engagements will play a more significant role in getting new business.

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

      The Company identifies candidates through a variety of sources, including the Internet, referrals from employees and clients, local and national advertising, recruiting agencies, career fairs and professional associations. The Company believes its national presence and local office network enables it to recruit consultants with specialized skill sets which are generally in higher demand and more difficult to locate. Candidate resume information is entered into the Company's proprietary database, which allows all but two of the Company's offices equal access to candidate qualifications. Office staff can search for candidates based on a variety of search criteria including skill sets, experience and location preferences. The Company's Administrative Services Department trains new recruiters (through an in-house training program known internally as Recruiter University), monitors the recruiting process and coordinates the sharing of information among all offices so candidates are quickly and efficiently pursued for hire throughout the Company. At December 31, 1999, the Company had 101 recruiters.

CONSULTANT TRAINING AND EDUCATION

      The Company believes consultant training and education is essential to meeting client requirements for ever-changing skills and for retaining consultants. The Company offers a variety of training in technical and professional competencies on a Company-wide level, through its Human Resources Department and, on an individual office level, through each office's training coordinator. The Human Resources Department oversees professional and technical training, the licensing of computer-based training courses, development or licensing of instructor-led training, utilization of corporate training hardware and software and tuition reimbursement. Office training coordinators work closely with their office staff to provide effective training through the development of training plans, coordination of class logistics and the sponsorship of informal special interest training sessions. During 1999, approximately 0.7% of revenue was spent on training and education.

EMPLOYEES

      Approximately 92% of the Company's 2,770 consultants are employees of the Company for federal and state tax purposes. For such individuals, the Company pays social security taxes (FICA), federal and state unemployment taxes and workers' compensation insurance premiums. The remaining consultants are subcontractors.

      As of December 31, 1999, the Company had 3,148 employees of which 3,078 were full-time and 70 were part-time (working 30 hours or less in a week). Of the 3,078 full-time employees, 2,542 were consultants and 536 were general and administrative staff. Of the 2,542 consultants, the Company classifies 1,726 as Regular Staff Members ("RSMs") and 816 as Associate Staff Members ("ASMs"). RSMs are entitled to full benefits and substantially all are salaried and continue to earn full salary and benefits even if not working for a client. The Company markets RSMs to new clients in anticipation of completion of current project assignments. ASMs are entitled to only statutory benefits and the majority are paid on an hourly basis. In addition to statutory benefits, ASMs are permitted to participate in a limited number of other benefits, but are required to pay substantially all of the cost of these benefits. ASMs are employed only for specific client projects. As a result, even though the Company markets most ASMs to new clients in anticipation of completion of current project assignments, they are at greater risk of not being retained by the Company.

      Competition for qualified IT consultants to fill client needs is intense. The Company believes that its core philosophy and values, developed at the Company's inception, help it attract and retain high-quality IT professionals. Consultants sign agreements that limit their ability to compete with the Company for a 12-month period after leaving the Company. In addition, certain of the Company's agreements limit the client's ability to hire employees of the Company working at the client's facility. See "RISK FACTORS - Ability to Attract and Retain Consultants."

      The Company completes an annual comprehensive staff survey detailing employee satisfaction and areas for improvement. The survey results are published in special editions of the Company newsletter, MetroEXPRESS, and shared with employees and clients. The survey helps the Company identify changing employee needs and desires, which the Company believes increases employee satisfaction and reduces employee turnover. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be excellent.

YEAR 2000 ISSUES

         Year 2000 ("Y2K") issues relate to the inability of some computer programs to make calculations correctly that involve dates after December 31, 1999. The Company provides some of its clients with consultants to address Y2K issues. The Company estimates that, on December 31, 1999, approximately 7% of its consultants were involved in Y2K activities. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issues."

ITEM 2.    PROPERTIES

      The Company's executive office is located at Reflections II, 200 Golden Oak Court, Virginia Beach, Virginia 23452. This facility serves as the headquarters for the Corporate Support Group. The Company's headquarters is located in a leased facility with approximately 28,000 square feet at a current annual rent of $482,848, and a term expiring in 2001. As of December 31, 1999, the Company's 45 offices aggregated approximately 215,000 square feet and are leased at aggregate current annual rents of approximately $3,611,284 for various terms, with no lease commitment extending past the year 2006. In addition, in support of its geographic expansion plan, the Company occasionally leases residential apartments for terms of two to six months in those cities where new offices are located. The Company believes that its properties are adequate for its current needs. Further, the Company believes that suitable additional or replacement space will be available when required on terms the Company believes will be acceptable.

The following table sets forth additional information concerning the Company's facilities:


 DATE OPENED/ACQUIRED                               OFFICE LOCATION
 --------------------                               ---------------

 July 1979......................................... Tidewater (Virginia Beach), Virginia
 September 1982.................................... Research Triangle (Raleigh), North Carolina
 November 1982..................................... Richmond, Virginia
 August 1984....................................... Tampa Bay (Tampa), Florida
 November 1984..................................... Charlotte, North Carolina
 October 1985...................................... Triad (Winston-Salem), North Carolina
 March 1987........................................ Atlanta, Georgia
 October 1987...................................... South Florida (Ft. Lauderdale), Florida
 August 1988....................................... Caribbean Islands (Hato Rey), Puerto Rico
 August 1989....................................... Orlando (Winter Park), Florida
 November 1989..................................... Greenville, South Carolina
 March 1990........................................ Roanoke, Virginia
 April 1991........................................ Nashville (Brentwood), Tennessee
 September 1992.................................... Dallas/Ft. Worth (Dallas), Texas
 July 1993......................................... Jacksonville, Florida
 July 1994......................................... Houston, Texas
 April 1995........................................ Cincinnati (Fort Mitchell, KY), Ohio
 May 1995.......................................... Chicago (Des Plaines), Illinois
 September 1995.................................... Phoenix, Arizona
 November 1995..................................... Delaware Valley (Wayne), Pennsylvania
 April 1996........................................ Puget Sound (Bellevue), Washington
 June 1996......................................... Washington, D.C. (Fairfax, VA)
 October 1996...................................... Columbus (Worthington), Ohio
 January 1997...................................... Rocky Mountain (Denver), Colorado
 April 1997........................................ St. Louis, Missouri
 July 1997*........................................ Columbia, South Carolina
 July 1997*........................................ Kansas City, Missouri
 July 1997......................................... Austin, Texas
 September 1997.................................... Memphis, Tennessee
 January 1998...................................... Pittsburgh, Pennsylvania
 April 1998........................................ Minneapolis, Minnesota
 May 1998.......................................... Tallahassee, Florida
 July 1998......................................... Baltimore, Maryland
 December 1998*.................................... Palo Alto/Silicon Valley (Menlo Park), California
 January 1999*..................................... Los Angeles (El Segundo), California
 January 1999...................................... Portland, Oregon


 February 1999*.................................... Irvine, California
 February 1999*.................................... San Francisco (San Bruno), California
 March 1999*....................................... Camp Hill (Harrisburg), Pennsylvania
 March 1999*....................................... Altoona, Pennsylvania
 March 1999*....................................... Hagerstown, Maryland
 March 1999*....................................... Kansas City, Missouri
 April 1999........................................ Salt Lake City, Utah
 August 1999*...................................... Washington, DC (McLean, Va)
 August 1999*...................................... Baltimore, Maryland
 October 1999...................................... Sacramento, California
 January 2000...................................... Milwaukee, Wisconsin

 *Indicates an office that was acquired.

ITEM 3.    LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

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

DIRECTORS AND CERTAIN EXECUTIVE OFFICERS OF THE REGISTRANT

         RAY E. BECKER, 63, is founder and President of Consultants to Management, Inc. of Ellsworth, Maine (management consulting services), and has held those positions since 1995. From 1985 to 1994, Mr. Becker served in a variety of roles with Keane, Inc., retiring as Vice President and Western Regional Manager for Keane in 1994. Mr. Becker has served on Metro's Board of Directors since April 1997. Mr. Becker's term as a director expires at Metro's 2001 Annual Meeting. Mr. Becker was named Chairman of Metro's Compensation Committee effective February 1, 1999 and he is also a member of Metro's Audit Committee.

         ANDREW J. DOWNING, 44, is a Director and Executive Vice President and Chief Operating Officer of the Company. Between 1983 and July 1996, Mr. Downing served in various marketing capacities in the Company's Virginia Beach, Virginia office, as a Regional Vice President and a Vice President of Operations. In July 1996, Mr. Downing became Executive Vice President and Chief Operating Officer of the Company. Mr. Downing has served on the Board of Directors since January 1997. Mr. Downing's term as a director expires at Metro's 2001 Annual Meeting.

         ROBERT J. EVELEIGH, 40, is a Director and Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of the Company. Between August 1988 and January 1997, Mr. Eveleigh was an attorney with Williams Mullen Clark & Dobbins, the Company's general counsel. Mr. Eveleigh is also a certified public accountant. Mr. Eveleigh became Metro's Vice President of Finance, Treasurer and Chief Financial Officer on January 29, 1997 and its Secretary on April 30, 1998. Mr. Eveleigh has served on Metro's Board of Directors since January 1997. Mr. Eveleigh's term as a director expires at Metro's 2002 Annual Meeting.

         JOHN H. FAIN, 51, is Chairman of the Board of Directors, President and Chief Executive Officer of the Company. Mr. Fain was Chairman of Metro's Compensation Committee until succeeded by Mr. Becker effective

February 1, 1999. Mr. Fain remains a member of the Compensation Committee. Mr. Fain has been a Director since 1979 and his current term as a director expires at Metro's 2000 Annual Meeting.

         A. EUGENE LOVING, JR., 57, is Chairman of the Board and Chief Executive Officer of Max Media LLC ("Max"). Mr. Loving has held these positions with Max and its predecessors since 1991. Mr. Loving has served on the Board of Directors since April 1997. Mr. Loving's term as a director expires at Metro's 2002 Annual Meeting. Mr. Loving is a member of Metro's Audit Committee and its Compensation Committee.

OTHER EXECUTIVE OFFICERS OF THE REGISTRANT

         CHARLES A. ADAMS, 38, became a Vice President - Business Development effective April 1, 1999. Mr. Adams joined the Company in 1989. Between 1995 and April 1, 1999, Mr. Adams served as Marketing Director of the Company's Dallas, Texas office, Expansion Director for new offices and Director of the Company's Austin, Texas office.

         BRADLEY B. BRESEMAN, 49, became Vice President of Administrative Services and Chief Administrative Officer effective July 1, 1998. Mr. Breseman joined the Company in April 1995 and served as Director of Administrative Services until being named to his current position. Before joining Metro, Mr. Breseman spent 22 years with A.B. Dick Company in various capacities, last serving as Vice President, Service and Distribution.

         RONALD D. CHEATHAM, 46, is a Vice President - Business Development. Mr. Cheatham joined the Company in 1993 and has served as Vice President - Business Development since January 1998. He served as Division Director in the Company's Nashville, Tennessee office from 1995 until being named a Vice President - Business Development. From 1993 to 1995, Mr. Cheatham served as a marketing account representative.

         BRUCE F. GANNETT, 44, joined the Company in May 1999 as a Vice President - Business Development. Between 1995 and 1999, Mr. Gannett served as a Senior Vice President of Sykes Enterprises, Inc., President of L&L Foods of Tampa, Florida and a Vice President of Judge Technical Services, Inc., an IT services company based in Philadelphia, Pennsylvania.

         ARTHUR C. HARWOOD, 51, became a Vice President - Business Development effective January 1, 1999. Mr. Harwood joined the Company in 1993 and served as Division Director in the Company's Jacksonville, Florida office from 1993 until being named a Vice President - Business Development.

         RICHARD C. JAECKLE, 54, is a Vice President - Business Development. Mr. Jaeckle joined the Company in 1987 and has served as a Vice President - Business Development since January 1994. From July 1989 to December 1993, he was responsible for the selection and development of new offices.

         MICHAEL G. MARTIN, 44, is a Vice President - Business Development. Mr. Martin joined the Company in 1989 and has served as a Vice President - Business Development since January 1998. He served as marketing director of Metro's Winston-Salem, North Carolina office from 1989 until being named a Vice President - Business Development.

         EDWARD N. MYERS, JR., 56, became a Vice President - Business Development effective January 2000. Mr. Myers joined the Company in 1999 when the Company acquired D.P. Specialists, Inc. Before joining Metro, Mr. Myers served as President of D.P. Specialists, Inc. for 13 years. From January 1999 to September 1999, he served as Division Director in the Company's Los Angeles, California office. He served as Regional Director for the California divisions from October 1999 until being named to his current position.

         KATHLEEN A. NEFF, 49, is Chief Technology Officer. Ms. Neff joined Metro in 1980 and served as Vice President - Business Development from January 1996 to September 1999. From January 1983 to December 1995, she served as the Technical Director of the Company's Richmond, Virginia office. She was named to her current position in October 1999.

         R. LAWRENCE WHITLEY, 39, is Vice President of Information Services and Chief Information Officer. Mr. Whitley joined the Company in September 1988 and served as Director of Information Services from July 1992 until being named to his current position. From April 1989 through June 1992, he served as the Manager of Information Services. From September 1988 through April 1989, he was an Information Systems Consultant working on the Company's recruiting systems.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      MARKET. The Company completed its initial public offering of stock on January 29, 1997. The Company's Common Stock, $0.01 par value, trades on The Nasdaq Stock Market under the symbol "MISI." Before January 29, 1997, there was no established market for the Company's stock.

The following table sets forth the quarterly range of high and low sales price per share of the Company's Common Stock since January 29, 1997 as reported by The Nasdaq Stock Market:


                         1997:                           HIGH                   LOW
                         -----                           ----                   ---
                         First Quarter                  $20.750               $12.500
                         Second Quarter                 $20.500               $12.500
                         Third Quarter                  $24.000               $16.625
                         Fourth Quarter                 $29.250               $20.625



                         1998:                           HIGH                   LOW
                         -----                           ----                   ---
                         First Quarter                  $37.750               $23.250
                         Second Quarter                 $40.000               $29.563
                         Third Quarter                  $41.750               $24.750
                         Fourth Quarter                 $30.000               $18.375


                         1999:                           HIGH                   LOW
                         -----                           ----                   ---
                         First Quarter                  $37.000               $15.250
                         Second Quarter                 $27.000               $14.750
                         Third Quarter                  $18.938               $12.250
                         Fourth Quarter                 $26.250               $12.000


      HOLDERS. The Company estimates that there were approximately 3,500 record holders of the Company's Common Stock on March 6, 2000.

      DIVIDENDS. In 1987, the Company became an S corporation for federal and certain state income tax purposes. As such, the Company's income was allocated and taxable to the Company's individual shareholders, rather than to the Company. Between 1987 and December 31, 1996, the Company declared and made quarterly distributions to its shareholders, generally in amounts in excess of amounts needed by the shareholders to pay the taxes on the income allocated to them. On January 20, 1997, the Company distributed to its shareholders $9.0 million, approximating the estimated aggregate undistributed amount of income on which the shareholders were required to pay income taxes for tax years 1987 through 1996. No other amounts were distributed to shareholders during 1997, 1998 or 1999. In connection with the January 29, 1997 initial public offering, the Company terminated its S Corporation election on January 1, 1997.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following table contains certain consolidated financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The Consolidated Balance Sheet Data as of December 31, 1995, 1996, 1997, 1998 and 1999 and the Consolidated Statements of Income Data for the years then ended were derived from the Company's Consolidated Financial Statements and Notes thereto. The Operating Data have been derived from the unaudited internal records of the Company. The consolidated financial data shown below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                                                                      YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                    1995(1)          1996          1997          1998           1999
                                                   -------           ----         -------        ----           ----
                                                               (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF INCOME DATA:
Revenue .....................................       $85,904      $113,963      $152,578      $213,892       $314,646
Cost of revenue..............................        61,074        79,752       106,080       148,322        222,681
                                                  ----------  ------------  ------------   -----------   ------------
Gross profit.................................        24,830        34,211        46,498        65,570         91,965
                                                  ----------  ------------  ------------   -----------  -------------
Selling, general and administrative expenses.        18,970        24,347        30,264        40,349         58,140
Depreciation and amortization................           537           763         1,158         1,851          5,584
                                                  ----------  ------------  ------------   -----------  -------------
Total operating expenses.....................        19,507        25,110        31,422        42,200         63,724
                                                  ----------  ------------  ------------   -----------  -------------
Operating income.............................         5,323         9,101        15,076        23,370         28,241
Net interest income (expense)................         (323)          (260)          729           781        (2,875)
                                                  ----------   ------------  -----------   -----------   ------------
Income before income taxes...................         5,000         8,841        15,805        24,151         25,366
Income taxes(2)..............................            --            --         6,178         9,534         10,223
                                                  ----------   ------------  -----------   -----------   ------------
Net income...................................       $ 5,000       $ 8,841       $ 9,627      $ 14,617       $ 15,143
                                                  ==========  ============  ============   ===========  =============

Net income per share - basic.................                     $  0.71       $  0.66        $ 0.98         $ 1.01
                                                              ============  ============   ===========  =============
Net income per share - diluted...............                     $  0.71       $  0.66        $ 0.97         $ 1.01
                                                              ============  ============   ===========  =============
Weighted average shares outstanding:
    Basic....................................                      12,397        14,611        14,845         14,929
    Diluted..................................                      12,397        14,662        15,001         14,986

Income before income taxes...................       $ 5,000       $ 8,841
Pro forma provision for income taxes(2)......         2,000         3,536
                                                  ----------  ------------
Pro forma net income(2)......................       $ 3,000       $ 5,305
                                                  ==========  ============
Pro forma net income per share - basic and
   diluted(2)................................                     $  0.42
                                                              ============
Pro forma weighted average shares
    outstanding - basic and diluted(3).......                      12,669


-----------
(1) Includes $770,000 of non-recurring, non-cash compensation expense charged to selling, general and administrative expenses accrued in the fourth quarter of 1995 for stock issued for services performed by employees in 1995.

(2) For the periods 1995 and 1996, the Company was an S corporation for federal and certain state income tax purposes. The pro forma provision for income taxes for each period shown reflects a provision for income taxes, as if the Company was a C corporation for income tax purposes during such periods, at an assumed effective tax rate of 40%. See Note 14 of Notes to Consolidated Financial Statements. Effective January 1, 1997, the Company revoked its S Corporation election subjecting it to corporate income taxes at federal, state and local levels.

(3) In accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 1B3, pro forma weighted average shares outstanding for 1996 are increased to reflect certain distributions in excess of earnings.


                                                                        AS OF DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                    1995           1996          1997          1998            1999
                                                    ----           ----          ----          ----            ----
                                                                    (In thousands, except operating data)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.........................         $ 2,368        $ 6,369       $34,560       $36,777         $42,047
Total assets............................          19,786         21,572        58,533        81,000         190,179
Line of credit facilities...............           7,256          2,547            --            --          82,467
Redeemable common stock    .............           1,404          2,651            --            --              --
Total shareholders' equity..............           4,613          8,354        45,128        61,245          78,141

OPERATING DATA:(1)
Offices.................................              20             23            29            34              45
Employed consultants....................           1,067          1,269         1,693         2,010           2,542
Subcontracted consultants...............               7             10            23            78             228
Total consultants.......................           1,074          1,279         1,716         2,088           2,770
Total employees.........................           1,232          1,483         1,987         2,414           3,078

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

OVERVIEW

      Metro Information Services, Inc. provides a wide range of information technology ("IT") consulting and custom software development services through 46 offices in 44 metropolitan markets in the United States and Puerto Rico. The Company's more than 2,600 consultants, 62% of whom were salaried on March 6, 2000, work with clients' internal IT departments on all aspects of computer systems and applications development. Services and solutions performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports client projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix and DB2 and implements SAP's client/server software. The Company also implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

      Metro's clients operate in a wide variety of industries including communications, distribution, retail, financial services, government, healthcare, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the year ended December 31, 1999, the Company performed IT services for 788 clients (excluding clients that generated less than $25,000 in revenue during the year).

      IT services are primarily provided by the Company through supplemental IT services arrangements. IT solutions are provided through a combination of systems consulting, project outsourcing and supplemental IT services arrangements. Substantially all services and solutions are billed on a time and materials basis. For 1999, the Company estimates that supplemental IT services accounted for more than 90% while systems consulting and project outsourcing services accounted for less than 10% of the Company's revenue. The Company is seeking to increase its systems consulting and project outsourcing business to 15% of revenue during the next 24 months. This goal is subject to a number of uncertainties and may not be achieved.

      Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients both through internal growth and through acquisitions. The number of full-time consultants grew from 1,716 at

December 31, 1997 to 2,088 at December 31, 1998 and to 2,770 at December 31, 1999. Excluding the 855 consultants gained through acquisitions, the number of full time consultants declined from 2,088 to 1,915 during 1999. Over the same period, the Company increased the average billing rates charged to clients for consultants.

      Since May 1999, the Company and the IT services industry in general have experienced a slowdown in demand for IT services. This slowdown has mostly affected mainframe computer services. Management believes clients were reluctant to start new IT projects until the full effect of computer problems associated with the advent of the Year 2000 were known. This reluctance has continued into the first quarter of 2000. The result has been to make it difficult for the Company to place mainframe consultants on new assignments. Without new assignments, many mainframe consultants have left the Company to seek other opportunities. Although demand for client server, network and Internet related skills has been generally high, it has not been sufficient to offset the loss of mainframe consultants. This reduction in demand has resulted in slower revenue growth in existing offices, lower bill rate increases and more non-billable consultant time as compared to 1998. As a result, earnings fell during the third and fourth quarter of 1999 and are expected to fall in the first quarter of 2000.

      Metro's revenue grew 33.9% in 1997 to $152.6 million, 40.2% in 1998 to $213.9 million and 47.1% in 1999 to $314.6 million. In 1997, 1998 and 1999, the
Company's 10 largest clients accounted for approximately 29.8%, 31.3% and 21.7%, respectively, of the Company's revenue and its largest client accounted for approximately 5.8%, 4.4% and 3.6%, respectively, of revenue.

      Revenue growth during 1997 and 1998 was achieved almost entirely through internal growth, although 1997 and 1998 revenue growth includes revenue from two acquisitions in July 1997, and one acquisition in December 1998. Revenue growth in 1999 is attributable to acquisitions completed by the Company between December 1998 and August 1999. Without these acquisitions 1999 revenue would have increased approximately 5.6%. Between January 1, 1997 and December 31, 1999, the Company opened 11 new offices and acquired 12 new offices. New offices opened by the Company have generally produced monthly operating losses or marginal operating income for six to 12 months and have required 18 to 24 months to reach cumulative operating income. In addition, to support its growth strategy, the Company continues to invest in its proprietary business systems and its communications network.

      On July 1, 1997, the Company completed the acquisition of two information technology services companies. The Company acquired the business operations of Data Systems Technology, Inc., which had offices in Columbia and Greenville, South Carolina, for $498,000, of which $134,000 was paid on July 1, 1997 (including payoff of net assumed liabilities) and $364,000 was paid on August 31, 1998 as a result of the acquired business attaining certain operating income targets. The Company also acquired the business operations of Kansas City-based J2, Inc., d.b.a. DP Career Associates (DPCA) for $5.2 million, of which $3.9 million was paid July 1, 1997 and $1.3 million was paid on February 27, 1998 as a result of the acquired business attaining certain gross profit targets.

      On December 2, 1998, the Company completed the acquisition of The Avery Group, an information technology services company with one office in the Palo Alto/Silicon Valley area of California. The purchase price was approximately $11,849,000, of which $11 million was paid at closing, $754,000 was paid in February 1999 based on a net worth adjustment calculation performed in February 1999 and direct costs of the acquisition were approximately $95,000.

      On January 1, 1999, the Company acquired D. P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), information technology consulting services and personnel staffing businesses located in El Segundo, California and Woodbridge, New Jersey for a purchase price of approximately $18,820,000, including direct costs of the acquisition of approximately $90,000 and an estimated earnout of $8,750,000 based on the acquired business attaining certain operating income targets for the twelve months ended December 31, 1999.

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

      On August 13, 1999, the Company acquired all of the membership and equity interests of Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC ("ATS" collectively), both of which are information technology consulting services and personnel staffing businesses located in Washington D.C., Baltimore, Maryland and Dallas, Texas for a purchase price of approximately $40,249,000, of which $39,425,000 was paid at closing, $666,000 was paid in November 1999 and approximately $158,000 represents direct costs related to the acquisition.

      For each of these acquisitions, if the acquired company achieves certain predetermined financial results during a twelve month measurement period, the Company will make an additional payment, which will be recorded as additional goodwill. The measurement periods for the acquired companies end or ended December 31, 1999 for Avery, December 31, 1999 for DPS, January 31, 2000 for PCM and KSC, February 29, 2000 for STI and August 31, 2000 for ATS.

      The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

RESULTS OF OPERATIONS

      FOR PURPOSES OF THE FOLLOWING DISCUSSION, AS OF DECEMBER 31, 1998, A MATURE OFFICE IS ONE THAT WAS OWNED BY THE COMPANY FOR AT LEAST 12 MONTHS AT THE BEGINNING OF THE EARLIER PERIOD BEING COMPARED AND A NEW OFFICE IS ONE THAT WAS OPENED OR ACQUIRED THEREAFTER. AS OF DECEMBER 31, 1999, A MATURE OFFICE IS AN OFFICE THAT WAS OWNED BY THE COMPANY FOR AT LEAST 24 MONTHS AND A NEW OFFICE IS AN OFFICE OPENED OR ACQUIRED WITHIN THE LAST 24 MONTHS.

      The following tables set forth, for the periods indicated, the percentage of revenue and the percentage change from the prior period of certain items reflected in the Company's consolidated statements of income:


                                                                         PERCENTAGE OF REVENUE
                                                   -----------------------------------------------------------------
                                                                       YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                             1997                   1998                    1999
                                                             ----                   ----                    ----
Revenue........................................             100.0%                   100.0%                  100.0%
Cost of revenue................................              69.5                     69.3                    70.8
                                                            -----                    -----                   -----
Gross profit...................................              30.5                     30.7                    29.2
                                                            -----                    -----                   -----
Selling, general and administrative expenses...              19.8                     18.9                    18.5
Depreciation expense...........................               0.7                      0.8                     0.8
Amortization expense...........................               0.1                      0.1                     0.9
                                                            -----                    -----                   -----
Total operating expenses.......................              20.6                     19.8                    20.2
                                                            -----                    -----                   -----
Operating income...............................               9.9                     10.9                     9.0
                                                            -----                    -----                   -----

Interest income................................               0.5                      0.4                     0.1
Interest expense...............................               --                        --                     1.0
                                                            -----                    -----                   -----
Net interest income (expense)..................               0.5                      0.4                    (0.9)
                                                            -----                    -----                   -----
Income before income taxes.....................              10.4                     11.3                     8.1
Income taxes...................................               4.1                      4.5                     3.3
                                                            -----                    -----                   -----
Net income.....................................               6.3%                     6.8%                    4.8%
                                                            =====                    =====                   =====



                                                                           PERCENTAGE CHANGES
                                                     ---------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                      1998 COMPARED TO 1997                1999 COMPARED TO 1998
                                                   -----------------------------        ----------------------------
Revenue........................................               40.2%                               47.1%
Cost of revenue................................               39.8                                50.1
Gross profit...................................               41.0                                40.3
Selling, general and administrative expenses...               33.3                                44.1
Depreciation expense...........................               50.2                                59.2
Amortization expense...........................              213.3                             1,292.4
Total operating expenses.......................               34.3                                51.0
Operating income...............................               55.0                                20.8
Interest income................................                6.2                                82.9
Interest expense...............................                5.2                             5,196.2
Income before income taxes.....................               52.8                                 5.0
Income taxes...................................               54.3                                 7.2
Net income.....................................               51.8                                 3.6


       1999 COMPARED TO 1998

      REVENUE. Revenue increased $100.7 million, or 47.1%, to $314.6 million for 1999 from $213.9 million for 1998. Of this increase, $89.9 million was due to revenue from companies acquired since December 1, 1998. This increase is also a result of increased billings to existing clients, the addition of new clients and increased billing rates charged for the Company's consultants. As of December 31, 1999, compared to December 31, 1998, the total number of full-time consultants increased to 2,770 from 2,088, respectively, and clients (excluding clients that generated less than $25,000 in revenue during such year) increased to 788 from 476, respectively. Revenue from the Company's 30 mature offices increased $8.6 million, or 4.0%, from the earlier period and the 15 new offices (including ten acquired offices) accounted for the remaining $92.1 million increase in revenue.

      COST OF REVENUE. Cost of revenue increased $74.4 million, or 50.1%, to $222.7 million for 1999 from $148.3 million for 1998. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants, including consultants added through acquisitions. As a percentage of revenue, cost of revenue increased to 70.8% for 1999 from 69.3% for 1998 primarily because the percentage of employees who are hourly is higher in 1999 than in 1998. Hourly employees have a higher pay rate in relation to their billing rate but do not receive the same benefits as salaried employees. To a lesser extent, cost of revenue rose due to lower utilization of salaried consultants. Salaried consultants are paid even if they are not billing. Pay rates also rose faster than bill rates during 1999, increasing cost of revenue.

      GROSS PROFIT. Gross profit increased $26.4 million, or 40.3%, to $92.0 million for 1999 from $65.6 million for 1998. As a percentage of revenue, gross profit decreased to 29.2% for 1999 from 30.7% for 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $17.7 million, or 44.1%, to $58.1 million for 1999 from $40.4 million for 1998. This increase is due primarily to costs associated with recently opened offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's computerized business systems and hiring additional sales and marketing staff to support the Company's efforts to provide more e-Business services. As a percentage of revenue, selling, general and administrative expenses decreased to 18.5% for 1999 from 18.9% for 1998. This decrease is in part the result of the Company's centralization of administrative functions and leverage obtained from the Company's proprietary business systems.

      DEPRECIATION EXPENSE. Depreciation increased $1.0 million, or 59.2%, to $2.6 million for 1999 from $1.6 million for 1998. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation remained unchanged at 0.8%.

      AMORTIZATION EXPENSE. Amortization expense increased $2.8 million, or 1,292.4%, to $3.0 million for 1999 from $0.2 million for 1998. This increase is attributable to amortization of goodwill and other intangible assets related to the Company's acquisitions. As a percentage of revenue, amortization expense increased to 0.9% for 1999 from 0.1% for 1998.

      OPERATING INCOME. Operating income increased $4.8 million, or 20.8%, to $28.2 million for 1999 from $23.4 million for 1998. As a percentage of revenue, operating income decreased to 9.0% for 1999 from 10.9% for 1998. The decline in operating income margin is the result of lower gross margins, increased selling, general and administrative expenses and higher amortization expenses not being fully offset by increased revenues.

      INTEREST INCOME. Interest income decreased by $695,000 to $143,000 for 1999 from $838,000 for 1998. This change reflects a decrease in cash and cash equivalents due to the Company's cash being used for acquisitions.

      INTEREST EXPENSE. Interest expense increased by $2,961,000 to $3,018,000 for 1999 from $57,000 for 1998. This change reflects an increase in the average level of borrowings during the period related to the use of cash to make several acquisitions. The Company increased its debt level from zero at December 31, 1998 to $82,467,000 at December 31, 1999.

      INCOME BEFORE INCOME TAXES. Income before income taxes increased $1.2 million, or 5.0%, to $25.3 million for 1999 from $24.1 million for 1998. As a percentage of revenue, income before income taxes decreased to 8.1% for 1999 from 11.3% for 1998.

      INCOME TAXES. The Company's effective tax rate for 1999 and 1998 is 40.3% and 39.5%, respectively. The increase is the result of higher income tax rates in the states where the Company's acquisitions operate. Income taxes increased $0.7 million or 7.2%, to $10.2 million for 1999 from $9.5 million for 1998. As a percentage of revenue, income taxes decreased to 3.3% for 1999 from 4.5% for 1998.

      NET INCOME. Net income increased $0.5 million, or 3.6%, to $15.1 million for 1999 from $14.6 million for 1998. As a percentage of revenue, net income decreased to 4.8% for 1999 from 6.8% for 1998.

      NET INCOME PER SHARE. Diluted net income per share increased $0.04, or 4.1%, to $1.01 for 1999 from $0.97 for 1998.

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

      DEPRECIATION EXPENSE. Depreciation expense increased $0.5 million, or 50.2%, to $1.6 million for 1998 from $1.1 million for 1997. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation increased to 0.8% for 1998 from 0.7% for 1997.

      AMORTIZATION EXPENSE. Amortization expense increased $146,000, or 213.3%, to $214,000 for 1998 from $68,000 for 1997. This increase is attributable to amortization of goodwill and other intangible assets related to the Company's acquisitions. As a percentage of revenue, amortization expense remained unchanged at 0.1%.

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

      INTEREST INCOME. Interest income increased by $49,000 to $838,000 for 1998 from $789,000 for 1997. This change reflects an investment of a portion of the proceeds of the Company's January 1997 initial public offering of Common Stock in interest bearing instruments.

      INTEREST EXPENSE. Interest expense decreased by $3,000 to $57,000 for 1998 from $60,000 for 1997. This change reflects a decrease in the average level of borrowings during the period.

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

      NET INCOME PER SHARE. Diluted net income per share increased $0.31, or 47.0%, to $0.97 for 1998 from $0.66 for 1997. Excluding the $125,000 one-time credit described under `INCOME TAXES' above, diluted earnings per share for 1998 would have increased $0.32, or 49.2%.

LIQUIDITY AND CAPITAL RESOURCES

      In January 1997, the Company completed an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. In the offering, the Company sold 2,300,000 shares and a shareholder of the Company sold 800,000 shares. Shortly thereafter, the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company were approximately $33,144,000. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. The Company used a portion of the proceeds from the initial public offering during 1997 and 1998 for the acquisitions of DP Career Associates, Data Systems Technology, Inc. and The Avery Group, as described in Note 4 of Notes to Consolidated Financial Statements. During 1999, the Company acquired D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC, The Professionals - Computer Management & Consulting, Inc., Krystal Solutions, Inc., Solution Technologies, Inc. and Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC, as described in Note 4 of Notes to Consolidated Financial Statements. These acquisitions were financed with the balance of the proceeds from the Company's January 1997 initial public offering, cash generated by operations and borrowings on the Company's credit facilities.

       The Company made its first sale of stock under the Metro Information Services, Inc., Employee Stock Purchase Plan (the "ESPP") on September 30, 1997. The Company sold 19,984 shares for an aggregate purchase price of $351,937 during 1997, 53,106 shares for an aggregate purchase price of $1,323,056 during 1998 and 128,102 shares for an aggregate purchase price of $1,603,143 during 1999. The ESPP is described in Note 10 of Notes to Consolidated Financial Statements.

         During the years ended December 31, 1999 and 1998, certain employees exercised stock options which had vested pursuant to the 1997 Employee Incentive Stock Option Plan. Total proceeds from the issuance of stock for option exercises during the years ended December 31, 1999 and 1998 were $148,940 and $177,120, respectively.

      The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $3,789,661 for 1999 and consisted primarily of net income of $15,143,628 and, excluding the effects of acquisitions, an increase in accounts receivable of $7,891,996 and a decrease in accounts payable of $5,424,864. The increase in accounts receivable and decrease in accounts payable are primarily due to the revenue growth experienced during 1999. To a lesser extent, accounts receivable increased because the companies acquired in 1999 do not collect their invoices as quickly as the rest of Metro. The Company's working capital was $42,047,000 at December 31, 1999 compared to $36,777,000 at December 31, 1998.

         Net cash used in investing activities was $101,891,857 for 1999 and included normal acquisitions of property and equipment used in operations of $3,544,543 and $97,251,067 of payments for the acquisitions described above. The Company's investing activities also include $1,102,430 spent on developing new computer systems for financial accounting, human resources and payroll activities. See "New Systems Implementation." The funds used in these activities came from the Company's lines of credit, cash generated by the Company's operations, proceeds from the sale of stock and proceeds from the exercise of vested stock options and purchases of stock under the ESPP.

         The Company has experienced a slowdown in demand for its services since May 1999. This slowdown has reduced the rate of revenue growth for the Company and caused earnings to fall. Cash flow from operations has been reduced as a result of the slowdown. While the Company expects this situation to change during the second quarter of 2000, the short-term effect of the slowdown is to increase the likelihood the Company will have to borrow against its lines of credit to fund operations and future growth.

         The Company increased the maximum amount it may borrow on its credit facilities from $39,900,000 to $90,000,000 on January 15, 1999 and to $125,000,000 on August 25, 1999. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes. The credit facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. As of December 31, 1999, the Company had borrowed $82,467,071 against these facilities. The facilities mature in June 2004 and may be extended each year for an additional year. Until June 2004, interest, but no principal, is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. The rates on such borrowings ranged from 6.6% to 6.9% on December 31, 1999. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

      The credit facilities contain several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limit the amount of dividends that can be paid. The covenants also impose limits on incurring other debt and require a certain debt service coverage ratio to be maintained. The covenants may prevent the Company from borrowing the full $125,000,000 of the facilities if adjusted earnings before interest, taxes, depreciation and amortization fall below $31,250,000 for any trailing four quarter period. On March 20, 2000, the Company negotiated more favorable terms on the credit facilities which are expected to allow the Company to fully use the maximum borrowing amount.

      The interest rates on the Company's facilities change from time to time. Recent actions by the Federal Reserve to increase interest rates have increased the Company's interest costs. If the Federal Reserve increases rates further, the Company's interest cost will increase as well. Assuming the Company is in debt $90,000,000 and continues to have approximately 15,000,000 shares outstanding, a one percent increase in the interest rate will reduce annual earnings per share by approximately 3.6 cents.

      The Company believes that the available funds under its credit facilities and cash flows from operations will be adequate to meet its needs for working capital and capital expenditures for the next year. These needs include the estimated earn out payment of approximately $8,750,000 included in accounts payable at December 31, 1999 and the estimated earnout payments payable by the Company in 2000 on acquisitions completed in 1999. New acquisitions, however, are likely to require additional debt and equity financing.

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

INFLATION

      Due to the high demand for IT services and a shortage of qualified IT consultants, wage inflation in the IT services industry surpassed normal wage inflation during 1999. If this trend continues, it could have a material adverse effect on the Company's business, operating results and financial condition if the Company is unable to pass increased payroll costs on to its clients. The Company attempts to obtain bill rate increases from clients to offset these increases whenever possible. The Company expects to obtain bill rate increases in 2000 to offset pay rate increases in 2000, although there can be no assurance that this will occur. Average pay rates for 1999 increased 7.6% over average pay rates for 1998. Average pay rates for 1998 increased 12.0% over average pay rates for 1997. The Company expects average pay rate increases in 2000 will fall between these percentages.

YEAR 2000 ISSUES

      The Company has not experienced and management is not aware of clients who have experienced any material Year 2000 problems.

NEW SYSTEMS IMPLEMENTATION

      On July 1, 1999, the Company implemented new human resources, payroll and financial accounting software. These systems provide enhanced capabilities and integration of information. A combination of Metro employees and outside consultants implemented these systems. The Company spent $2.8 million on these systems. The Company capitalized these costs and is amortizing them over seven years.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning June 15, 2000. The Company does not expect SFAS No. 133 to have a material effect on its financial condition or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The bulletin does not change existing rules on revenue recognition. SAB 101 is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. The Company does not expect SAB 101 to have a material effect on its financial condition or results of operations.

      The Financial Accounting Standards Board (FASB) has proposed a new statement that would require all business combinations to be recorded using the purchase method of accounting and any resulting excess purchase price over the fair value of acquired net assets would be charged to earnings over a period not to exceed 20 years. The proposal would also allow the reporting of earnings per share excluding amortization of goodwill and other intangibles. The proposed accounting would be effective for business combinations after the effective date. The actual pronouncement, if issued, will likely have changes from the exposure draft. If issued, this pronouncement would increase the amortization charge against earnings for any subsequent business combinations due to the 20 year amortization period requirement. The Company has previously used a 30 year life for goodwill. As a result of these changes, the Company believes investors may place increasing emphasis on net income before amortization of purchased intangible assets, net of tax effects, per share.

RISK FACTORS

       ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. The Company's success depends on its ability to attract and retain consultants with the technical skills and experience required to meet its clients' rapidly changing needs. The Company must continually identify and recruit technical personnel in each of its markets to fill new positions and to replace consultants who have left the Company. The IT industry has high consultant turnover rates and the demand for consultants has, to date, substantially exceeded supply. This has resulted in intense competition for consultants and the Company expects such competition for consultants to increase in the future. The Company competes for these individuals with other providers of technical staffing services, system integrators, providers of outsourcing services, computer consultants, temporary personnel agencies and the Company's own clients. IT professionals who work with the Company also work with the Company's competitors from time to time. IT professionals currently working on projects for the Company may choose to work for competitors on future assignments. The Company's net revenues in any period are primarily driven by the number of IT professionals the Company has on billable assignments. There can be no assurance that the Company will attract and retain the personnel it requires to conduct its operations successfully or attract additional personnel for expanded operations. Failure to attract and retain such personnel or an increase in the Company's consultant turnover rate could have a material adverse effect on the Company's business, operating results and financial condition.

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

      COMPETITION. The IT services industry is extremely competitive and highly fragmented. Although the market is consolidating, management believes no one company is dominant. The Company's competitors include general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies and niche providers of IT services. With the recent shift towards the Internet a number of new competitors have entered the market. These competitors are typically small but well funded services firms focused exclusively on helping businesses to change their relationships with customers and suppliers via the Internet. In addition, competition may come in the form of application service providers (ASPs). ASPs offer to host a standard or slightly customized versions of packaged software systems for businesses. ASPs may attract clients who are dissatisfied with their custom software solutions or have difficulty managing their packaged software systems. Some of the Company's competitors possess substantially greater resources, greater name recognition and a more established client base than the Company. In addition, the services offered by the Company have been and continue to be provided by clients' in-house personnel. There can be no assurance that the Company will be able to compete successfully against existing or new competitors as the industry continues to evolve.

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

      RISK ASSOCIATED WITH GROWTH THROUGH ACQUISITIONS. The Company intends to grow, in part, through the acquisition of other IT businesses. The Company's acquisition strategy depends on its ability to identify, finance and complete acquisitions. There is significant competition for acquisition opportunities, which may increase the cost of acquisition candidates. Some competitors for these candidates have greater resources than the Company. The Company will face a variety of additional risks if it completes acquisitions, including the inability to integrate the acquired businesses into the Company's operations, the inability to achieve expected financial results from the acquired businesses, the diversion of management's attention, the inability to retain key personnel of the acquired businesses, losses due to liabilities and contingencies of the acquired businesses and the adverse impact on net income caused by amortization of acquired intangible assets. The Company's failure or inability to successfully implement and manage its acquisition strategy may have a material adverse effect on the Company's business, operating results and financial condition. In addition, the value of Company stock held by shareholders at the time of any acquisition may be diluted if the Company issues stock to complete any acquisition.

      ABSENCE OF LONG-TERM CONTRACTS; DEPENDENCE ON KEY CLIENTS. Substantially all of the Company's contracts to perform services may be canceled or modified by the Company's clients at will without penalty. Approximately 62% of the Company's consultants are salaried employees and unless terminated, receive full compensation and benefits even if not engaged in billable work. As a result, cancellation or reduction of a contract may result in a loss of revenue without a corresponding reduction in cost of revenue. Although the Company has a broad client base, the loss of one or more large clients could have a material adverse effect on the Company's business, operating results and financial condition. In 1997, 1998 and 1999, the Company's 10 largest clients accounted for approximately 29.8%, 31.3% and 21.7%, respectively, of the Company's revenue and its largest client accounted for approximately 5.8%, 4.4% and 3.6%, respectively, of revenue.

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

      RISK ASSOCIATED WITH OPENING NEW OFFICES. The Company recently accelerated its office expansion program by opening four new offices in 1997, four new offices in 1998 and three new offices in 1999 in geographic markets where the Company had no previous presence. Historically, for approximately six to 12 months after opening, new offices have generally produced monthly operating losses or marginal operating income and have placed significant demands on the Company's operational, administrative and financial resources. In addition, the Company's future performance and profitability will depend, in part, on its ability to successfully attract and retain qualified personnel to manage the growth and operations of the new offices. The opening of additional offices, individually or in the aggregate, may have a material adverse effect on the Company's business, operating results and financial condition.

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

      INTELLECTUAL PROPERTY RISKS. A portion of the Company's business involves the development of software applications for specific client engagements. Although the Company believes that its services do not infringe on the intellectual property rights of others, it may be the subject of claims for infringement, which even if successfully defended could be costly and time consuming. An infringement claim against the Company could materially and adversely affect the Company in that the Company may:

      - experience a diversion of the Company's financial resources and the attention of management personnel;
      -     incur damages and litigation costs, including attorneys' fees;
      -     be enjoined from future use of the intellectual property;
      - be required to obtain a license to use the intellectual property, incurring licensing fees;
      - need to develop a non-infringing alternative, which could be costly and delay projects; and
      - have to indemnify clients with respect to losses incurred as a result of the Company's infringement of the intellectual property.

      HEALTH PLAN SELF INSURANCE RISKS. The Company self-insures a portion of its group health and dental plan. On December 31, 1999, approximately 1,607 of the Company's 3,078 full-time employees were covered by the group health plan. The Company self-insures up to $125,000 of claims per covered employee per year with a Company maximum annual aggregate liability of 125% of expected claims as computed at the end of each year based on the number of covered persons during the year. Self insurance charges may fluctuate materially from quarter to quarter and may cause a material adverse effect on the Company's quarterly and annual business, operating results and financial condition.

       POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside the Company's control. Factors that may affect the Company's quarterly revenues and operating results generally include: costs relating the expansion of the Company's business, the size and timing of Company business acquisitions, the incurrence of merger costs, the timing of assignments received from customers, the seasonal nature of the Company's business due to variations in holidays and vacation schedules, the introduction of new services by the Company or its competitors, price competition, general economic conditions and economic conditions specific to the information technology services, consulting or staffing industries. Quarterly sales and operating results can be difficult to forecast even in the short term. Due to all of the foregoing factors and others, it is possible that the Company's revenues or operating results in one or more quarters will fail to meet or exceed the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock would likely be materially adversely affected.

       PRICE VOLATILITY. The market price of the Company's common stock could be subject to significant fluctuations. Factors that could cause such fluctuations to occur include variations in quarterly operating results, the Company's prospects, changes in earnings estimates by securities analysts and by economic, financial, and other factors or market conditions that can affect the capital markets generally. The market price may also be affected by the industry segment of which the Company is a part, fluctuations in the trading prices of stocks generally, and particularly on the NASDAQ, actual or anticipated sales of substantial amounts of the Company's common stock in the market, actual or anticipated sales of the Company's common stock by management and by other events that are difficult to predict and are beyond the Company's control. In addition, the securities markets have experienced significant price and volume fluctuations from time to time in recent years that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the Company's common stock.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Metro Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Metro Information Services, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income, changes in redeemable common stock and shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro Information Services, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                 /s/ KPMG LLP


Norfolk, Virginia
February 7, 2000, except as to Note 7,
   which is as of March 20, 2000

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                      1997               1998               1999
                                                                  ------------        ------------      -------------
Revenue...................................................        $152,578,107        $213,891,637       $314,646,091
Cost of revenue...........................................         106,079,583         148,321,681        222,681,353
                                                                  ------------        ------------      -------------
Gross profit..............................................          46,498,524          65,569,956         91,964,738
                                                                  ------------        ------------      -------------
Selling, general and administrative expenses..............          30,264,143          40,349,100         58,140,040
Depreciation expense......................................           1,089,963           1,636,678          2,606,003
Amortization expense......................................              68,265             213,851          2,977,605
                                                                  ------------        ------------      -------------
    Total operating expenses..............................          31,422,371          42,199,629         63,723,648
                                                                  ------------        ------------      -------------
Operating income..........................................          15,076,153          23,370,327         28,241,090
                                                                  ------------        ------------      -------------
Interest income...........................................             788,752             837,557            143,478
Interest expense..........................................             (60,100)            (56,991)        (3,018,355)
                                                                  ------------        ------------      -------------
    Net interest income (expense).........................             728,652             780,566         (2,874,877)
                                                                  ------------        ------------      -------------
Income before income taxes................................          15,804,805          24,150,893         25,366,213
Income taxes (Note 8)                                                6,177,558           9,533,849         10,222,585
                                                                  ------------        ------------      -------------
Net income................................................        $  9,627,247        $ 14,617,044      $  15,143,628
                                                                  ============        ============      =============

    Net income per share - basic (Note 9).................            $   0.66           $    0.98          $    1.01
                                                                      ========           =========          =========
    Net income per share - diluted (Note 9)...............            $   0.66           $    0.97          $    1.01
                                                                      ========           =========          =========

Weighted average number of shares of common stock
and potential dilutive securities outstanding (Note 9):
      Basic...............................................          14,610,888          14,845,465         14,928,870
      Diluted.............................................          14,662,257          15,001,176         14,985,934

          See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,
                                                                             ----------------------------------------
                                                                                   1998                     1999
                                                                             -----------------        ---------------
ASSETS:
  Current assets:
    Cash and cash equivalents (Note 2)...........................                $18,495,580             $  4,612,538
     Accounts receivable less allowance for doubtful
         accounts of $372,671 and $533,730 at December 31,
         1998 and 1999 (Note 7)..................................                 35,994,170               59,720,500
    Prepaid expenses.............................................                    457,578                4,442,488
    Deferred income taxes (Note 8)...............................                    851,653                1,287,699
                                                                                 -----------             ------------
         Total current assets....................................                 55,798,981               70,063,225
Property and equipment, net (Note 6).............................                  9,655,638               12,412,632
Goodwill and other intangibles, net (Note 4).......................               15,410,128              107,395,150
Other assets.....................................................                    134,951                  307,843
                                                                                 -----------             ------------
Total assets.....................................................                $80,999,698             $190,178,850
                                                                                 ===========             ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable (Notes 2 and 4)............................                $ 8,119,928             $ 12,952,391
     Accrued compensation and benefits (Note 12).................                 10,902,482               15,063,453
                                                                                 -----------             ------------
          Total current liabilities..............................                 19,022,410               28,015,844
Line of credit facilities (Note 7) ..............................                         --               82,467,071
Deferred income taxes (Note 8)...................................                    732,195                1,555,131
                                                                                 -----------             ------------
         Total liabilities.......................................                 19,754,605              112,038,046
                                                                                 -----------             ------------
Shareholders' equity:
     Preferred stock, $0.01 par
       value; authorized 1,000,000 shares; none
       issued and outstanding (Note 13)..........................                       --                       --
     Common stock, $0.01 par value, authorized
       50,000,000 shares; issued and outstanding 14,884,160
       shares at December 31, 1998 and 15,021,552 shares at
       December 31, 1999 (Notes 10 and 13).......................                    148,842                  150,216
     Paid in capital.............................................                 37,585,480               39,336,189
     Retained earnings...........................................                 23,510,771               38,654,399
                                                                                  ----------               ----------
       Total shareholders' equity................................                 61,245,093               78,140,804
                                                                                  ----------                ----------
Commitments, contingencies and subsequent events
       (Notes 4 and 12)
Total liabilities and shareholders' equity.......................                $80,999,698             $190,178,850
                                                                                 ===========             ============

          See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE
                      COMMON STOCK AND SHAREHOLDERS' EQUITY


                                                REDEEMABLE                              SHAREHOLDERS' EQUITY
                                                                    ----------------------------------------------------------------
                                               COMMON STOCK              COMMON STOCK         PAID IN      RETAINED
                                         -------------------------- -----------------------
                                           SHARES        AMOUNT       SHARES      AMOUNT      CAPITAL       EARNINGS       TOTAL
                                         ------------ ------------- -----------  ---------  ------------  ------------   -----------

BALANCE AS OF DECEMBER 31, 1996........     3,731,761   $2,650,893    8,768,239    $87,682       $    --    $8,266,480    $8,354,162
Release of redemption feature
on redeemable common stock.............    (3,731,761)  (2,650,893)   3,731,761     37,318     2,613,575            --     2,650,893
Distributions paid.....................            --           --           --         --            --   (9,000,000)   (9,000,000)
Net proceeds from issuance of shares
     of common stock..................             --           --    2,300,000     23,000    33,120,634            --    33,143,634
Net proceeds from issuance of shares
     of common stock under Employee
     Stock Purchase Plan...............            --           --       19,984        200       351,737            --       351,937
Net income for 1997....................            --           --           --         --            --     9,627,247     9,627,247
                                         ------------ ------------- -----------  ---------  ------------  ------------   -----------
BALANCE AS OF DECEMBER 31, 1997........            --           --   14,819,984    148,200    36,085,946     8,893,727    45,127,873
Net proceeds from issuance of shares
     of common stock under Employee
     Stock Purchase Plan...............            --           --       53,106        531     1,322,525            --     1,323,056
Net proceeds from issuance of shares
     of common stock under Employee
     Incentive Stock Option Plan.......            --           --       11,070        111       177,009            --       177,120

Net income for 1998....................            --           --           --         --            --    14,617,044    14,617,044
                                         ------------ ------------- -----------  ---------  ------------  ------------   -----------
BALANCE AS OF DECEMBER 31, 1998........            --           --   14,884,160    148,842    37,585,480    23,510,771    61,245,093
Net proceeds from issuance of shares
     of common stock under Employee
     Stock Purchase Plan...............            --           --      128,102      1,281     1,601,862            --     1,603,143
Net proceeds from issuance of shares
     of common stock under Employee
     Incentive Stock Option Plan.......            --           --        9,290         93       148,847            --       148,940
Net income for 1999....................            --           --           --         --            --    15,143,628    15,143,628
                                         ------------ ------------- -----------  ---------  ------------  ------------   -----------
BALANCE AS OF DECEMBER 31, 1999........            --      $    --   15,021,552   $150,216   $39,336,189  $ 38,654,399   $78,140,804
                                         ============ ============= ===========  =========  ============  ============   ===========


          See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                     1997               1998                1999
                                                                  -----------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................       $9,627,247         $14,617,044         $15,143,628
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization - cost of revenue....           28,777              45,875              44,315
        Depreciation and amortization - selling, general and
           administrative expenses.........................        1,158,228           1,850,529           5,583,608
     Net loss on sale of property and equipment............           45,750              41,089              39,811
     Deferred income taxes.................................           72,945            (192,403)            386,890
     Changes in operating assets and liabilities
     increasing (decreasing) cash and cash equivalents, net
     of the effects of acquisitions:

         Accounts payable from restricted cash.............               --           1,264,524          (1,264,524)
         Accounts receivable...............................       (7,203,422)         (9,664,564)         (7,891,996)
         Prepaid expenses..................................         (289,834)            (53,555)         (3,857,741)
         Other assets, net.................................         (202,398)            179,933             (49,404)
         Accounts payable..................................        1,591,112           2,922,251          (5,424,864)
         Accrued compensation and benefits.................        1,650,251           2,027,850           1,079,938
                                                                 -----------         -----------        ------------

              Net cash provided by operating activities....        6,478,656          13,038,573           3,789,661
                                                                 -----------         -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of property and equipment.................       (2,701,722)         (3,494,790)         (3,544,543)
     Acquisition of computer software......................               --          (2,141,332)         (1,102,430)
     Acquisition of businesses.............................       (4,352,920)        (12,443,771)        (97,251,067)
     Proceeds from sale of property and equipment..........           27,176               8,130               6,183
                                                                 -----------         -----------        ------------
              Net cash used in investing activities........       (7,027,466)        (18,071,763)       (101,891,857)
                                                                 -----------         -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under line of credit......       (2,547,388)                 --          82,467,071
     Decrease in other assets related to issuance of
       2,300,000 shares....................................          471,849                  --                  --
     Proceeds from issuance of 2,300,000 shares............       33,143,634                  --                  --
     Proceeds from issuance of shares under Employee
       Stock Purchase Plan.................................          351,937           1,323,056           1,603,143
     Proceeds from issuance of shares under Employee
          Incentive Stock Option Plan......................               --             177,120             148,940
     Distributions to shareholders.........................       (9,000,000)                 --                  --
     Advances on notes receivable - related parties........         (550,000)                 --                  --
     Repayment of notes receivable - related parties......           550,000                  --                  --
                                                                 -----------         -----------        ------------
         Net cash provided by financing activities                22,420,032           1,500,176          84,219,154
                                                                 -----------         -----------        ------------

        Net increase(decrease) in cash and cash equivalents       21,871,222          (3,533,014)        (13,883,042)
Cash and cash equivalents at beginning of year.............          157,372          22,028,594          18,495,580
                                                                 -----------         -----------        ------------

Cash and cash equivalents at end of year...................      $22,028,594         $18,495,580        $  4,612,538

Supplemental disclosure of cash flow information:
     Cash paid for interest................................        $  60,100            $ 56,991        $  3,261,046
                                                                 ===========         ===========        ============

     Cash paid for income taxes............................      $ 6,466,602         $ 9,004,978        $ 11,047,931
                                                                 ===========         ===========        ============


During 1997, 1998 and 1999, non-cash financing activities associated with acquisitions totaled $1,300,000, $1,001,344 and $8,750,000, respectively.



          See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS

      Metro Information Services, Inc. together with its wholly-owned consolidated subsidiaries Metro Information Services of Northern California, Inc., Metro Information Services of Los Angeles, Inc., Metro Information Services of Orange County, Inc., Metro Information Services of Pennsylvania, Inc. and Metro Information Services - ATS, Inc. ("Metro" or the "Company") is an information technology ("IT") consulting services company providing IT consultants on a contract basis to organizations with complex IT operations. On December 31, 1999, the Company had 45 offices in the United States and Puerto Rico.

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

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. Cash equivalents at December 31, 1999 and 1998 consisted of overnight money market investments.

      FINANCIAL INSTRUMENTS

      The carrying amounts of the Company's financial instruments, primarily accounts receivable, accounts payable and accrued compensation and benefits, approximate fair value due to the short maturity of these instruments. The carrying amounts of the Company's line of credit facilities approximate fair value due to their variable interest rates.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over their estimated useful lives. Depreciation on leasehold improvements is calculated on the straight-line method over the lesser of the length of the lease term or their estimated useful lives.

      GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets represent the excess of cost over fair value of net tangible assets acquired through acquisitions and are amortized on a straight-line basis over their estimated useful lives, generally 30 years for goodwill and 3-10 years for other intangible assets. Management periodically assesses whether there has been a permanent impairment in the value of goodwill, customer base and other intangible assets. Impairment is determined by comparing anticipated undiscounted future cash flows to the carrying value of the related goodwill, customer base and other intangibles. If such assets are considered impaired, the impairment is measured as the amount by which the carrying amount of the assets exceed the fair value of the assets.

      INCOME TAXES

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

(2)  RESTRICTED CASH

      Metro agreed to act as payment agent for a client on an information technology project beginning in 1998. As of December 31, 1999, the Company held no restricted cash for this client. As of December 31, 1998, the Company held $1,264,524 of restricted cash for this client and this amount was included in cash and cash equivalents and accounts payable presented in the consolidated balance sheets as of that date. Client approved invoices were paid out of the restricted cash held. Metro was not obligated to pay invoices that exceeded the amount of the restricted cash held.

(3)  INTERNAL USE SOFTWARE COSTS

      On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP"), ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This SOP provides guidance on capitalization of certain costs related to computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application was encouraged in fiscal years for which annual financial statements had not been issued. The Company adopted the SOP effective January 1, 1998. The SOP causes amounts that otherwise would have been charged to selling, general and administrative expenses in the period incurred to be capitalized and amortized over the useful life of the computer software, typically three to seven years. During 1999 and 1998, $3,246,000 and $1,051,000, respectively, in costs were capitalized by the Company pursuant to this SOP. For the years ended December 31, 1999 and 1998, the effect of this change in accounting was to increase net income by $1,595,000 and $636,000, respectively, increase basic net income per share by $0.10 and $0.04, respectively, and increase diluted net income per share by $0.11 and $0.04, respectively. Amortization expense of $574,000 has been recognized for the year ended December 31, 1999.

(4) ACQUISITIONS

      On July 1, 1997, the Company completed the acquisition of two information technology services companies. The Company acquired the business operations of Data Systems Technology, Inc., which had offices in Columbia and Greenville, South Carolina, for $498,000, of which $134,000 was paid on July 1, 1997 (including payoff of net assumed liabilities) and $364,000 was paid on August 31, 1998 as a result of the acquired business attaining certain operating income targets. The Company also acquired the business operations of Kansas City-based J2, Inc., d.b.a. DP Career Associates (DPCA) for $5.2 million, of which $3.9 million was paid July 1, 1997 and $1.3 million was paid on February 27, 1998 as a result of the acquired business attaining certain gross profit targets. On December 2,

1998, the Company completed the acquisition of The Avery Group ("Avery"), an information technology services company with one office in the Palo Alto/Silicon Valley area of California. The purchase price was approximately $11,849,000, of which $11 million was paid at closing, $754,000 was paid in February 1999 based on a net worth adjustment calculation performed in February 1999 and direct costs of the acquisition were approximately $95,000.

      On January 1, 1999, the Company acquired D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), information technology consulting services and personnel staffing businesses located in El Segundo, California and Woodbridge, New Jersey for a purchase price of approximately $18,820,000, including direct costs of the acquisition of approximately $90,000 and an estimated earnout of $8,750,000 based on the acquired business attaining certain operating income targets for the twelve months ended December 31, 1999. The Company has made a preliminary allocation of a portion of the purchase price to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes a preliminary allocation of the purchase price based on January 1, 1999 asset and liability balances:

        Assets purchased:
              Accounts receivable                                           $   1,880,710
              Prepaid expenses                                                      6,622
              Property and equipment                                              303,771
              Goodwill                                                         16,685,251
              Other intangible assets                                           1,082,000
              Other assets                                                         50,246
                                                                             --------------
                  Total assets purchased                                     $ 20,008,600
                                                                             --------------
        Liabilities assumed:
              Note payable                                                   $    514,977
              Accounts payable                                                    132,491
              Accrued compensation and benefits                                   541,220
                                                                             --------------
                  Total liabilities assumed                                     1,188,688
                                                                             --------------
                  Purchase price                                             $ 18,819,912
                                                                             ==============


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


        Assets purchased:
              Accounts receivable                                            $  2,968,910
              Prepaid expenses                                                      6,562
              Property and equipment                                               22,291
              Goodwill                                                         14,027,971
              Other intangible assets                                           1,630,700
              Other assets                                                          8,586
                                                                             --------------
                 Total assets purchased                                       $18,665,020
                                                                             --------------

        Liabilities assumed:
              Accounts payable                                              $     144,069
              Accrued compensation and benefits                                    10,304
                                                                             --------------
                  Total liabilities assumed                                       154,373
                                                                             --------------
                  Purchase price                                              $18,510,647
                                                                             ==============

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


        Assets purchased:
              Accounts receivable                                            $  3,699,259
              Prepaid expenses                                                     40,406
              Property and equipment                                              217,107
              Goodwill                                                         22,706,414
              Other intangible assets                                           2,600,700
              Other assets                                                         17,948
                                                                             --------------
                  Total assets purchased                                      $29,281,834
                                                                             --------------

        Liabilities assumed:
              Accounts payable                                               $     39,869
              Accrued compensation and benefits                                   844,013
                                                                             --------------
                  Total liabilities assumed                                       883,882
                                                                             --------------
                  Purchase price                                              $28,397,952
                                                                             ==============


      On August 13, 1999, the Company acquired all of the membership and equity interests of Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC ("ATS" collectively), both of which are information technology consulting services and personnel staffing businesses located in Washington D.C., Baltimore, Maryland and Dallas, Texas for a purchase price of approximately $40,249,000, of which $39,425,000 was paid at closing, $666,000 was paid in November 1999 and approximately $158,000 represents direct costs related to the acquisition. The Company has made a preliminary allocation of a portion of the purchase price to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the preliminary allocation of the purchase price based on August 13, 1999 asset and liability balances:


        Assets purchased:
              Accounts receivable                                               $7,209,434
              Prepaid expenses                                                      69,319
              Property and equipment                                               263,161
              Goodwill                                                          31,597,040
              Other intangible assets                                            4,590,700
              Other assets                                                          72,058
                                                                             --------------
                  Total assets purchased                                      $ 43,801,712
                                                                             --------------

        Liabilities assumed:
              Accounts payable                                                  $1,927,912
              Accrued compensation and benefits                                  1,625,087
                                                                             --------------
                  Total liabilities assumed                                      3,552,999
                                                                             --------------
                  Purchase price                                               $40,248,713
                                                                             ==============

      For each of these acquisitions, if the acquired company achieves certain predetermined financial results during a twelve month measurement period, the Company will make an additional payment which will be recorded as additional goodwill. The measurement periods for the acquired companies end or ended as follows:


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

      At December 31, 1998 and 1999, the components of goodwill and other intangibles consist of the following (certain of these amounts are subject to further adjustment):



                                                  USEFUL                       DECEMBER 31,
                                                                  ----------------------------------------
                                                   LIFE                 1998                  1999
                                               --------------     ------------------    ------------------
      Goodwill............................           30 years     $  15,692,244         $  98,823,240
      Customer base.......................           10 years                --             9,874,500
      Other intangibles...................            3 years                --             1,956,700
                                                                  -------------         -------------
                                                                     15,692,244           110,654,440
             Less accumulated amortization                              282,116             3,259,290
                                                                  -------------         -------------
                                                                  $  15,410,128          $107,395,150
                                                                   =============         ============


         Unaudited pro forma consolidated results of operations for the year ended December 31, 1998 and 1999 would have been as follows had the acquisitions of Avery, DPS, PCM, KSC, STI and ATS occurred as of the beginning of the period:


                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                        -----------------------------------------
                                                                 1998                   1999
                                                          ------------------       ----------------
                                                            (In  thousands,  except per share data)

   Revenue............................................       $  317,804             $  345,993
   Net income.........................................       $   15,432             $   14,564
   Net income per share - basic.......................          $  1.04                $  0.98
   Net income per share - diluted.....................          $  1.03                $  0.97
   Weighted average number of shares of common stock
        and potential dilutive securities outstanding:
        Basic.........................................           14,845                 14,929
        Diluted.......................................           15,026                 14,986

(5)  RELATED PARTY TRANSACTIONS

      In January 1997, there was a related party note receivable outstanding of $550,000 due on a $1,000,000 line of credit note from the majority shareholder requiring annual interest payments at 8%, which was secured by Deed of Trust on real property (the "Line of Credit Note"). Shortly before the Company's January 29, 1997 initial public offering, the majority shareholder repaid his outstanding Line of Credit Note in full. The Company then canceled the Line of Credit Note and released the Deed of Trust on real property securing the note. The highest balance outstanding on the Line of Credit Note during 1997 was $550,000.

(6)  PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                                  USEFUL                DECEMBER 31,
                                                                                -----------------------------
                                                                   LIFE             1998             1999
                                                                -----------      ------------     ------------
      Land..................................................           n.a.        $ 129,221        $ 129,221
      Buildings.............................................     31.5 years          938,957          938,957
      Computer equipment and software........................     3-7 years        9,627,741       13,256,857
      Furniture and equipment................................     5-7 years        2,938,976        4,016,179
      Leasehold improvements.................................       Various          484,375          771,723
      Automobiles............................................       3 years               --           16,065
                                                                                  ----------      -----------
                                                                                  14,119,270       19,129,002
           Less accumulated depreciation and amortization....                      4,463,632        6,716,370
                                                                                  ----------      -----------
                                                                                  $9,655,638      $12,412,632
                                                                                  ==========      ===========


(7)  LINE OF CREDIT FACILITIES

      The Company maintains credit facilities of $125,000,000. The facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The Company has borrowed $82,467,071 against these facilities, leaving $42,532,929 available as of December 31, 1999. No amount was outstanding under the facilities as of December 31, 1998. The facilities mature in June 2004 and may be extended each year for an additional year. Until June 2004, interest, but no principal, is payable monthly. The interest rates on the Company's facilities change from time to time. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The Company has selected LIBOR based rates and the rate on such borrowings ranged from 6.6% to 6.9% on December 31, 1999. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

      The credit facilities contain several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limits the amount of dividends that can be paid. The covenants also impose limits on incurring other debt, limit the amount borrowed to a multiple of adjusted earnings before interest, taxes, depreciation and amortization and require a certain debt service coverage ratio to be maintained. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes. If earnings fall or the Company incurs losses these covenants may prevent the Company from borrowing the full amount of the credit facilities or trigger a default under the credit facilities.

      On March 20, 2000, the Company changed the terms of its line of credit facilities. The change increased the Maximum Funded Debt to EBITDA ratio from
3.0 to 1.0 to 4.0 to 1.0 through September 30, 2001 and increased the Funded Debt to Capitalization ratio through December 31, 2002.

(8)  INCOME TAXES

      During 1997, 1998 and 1999, the Company was a C corporation for income tax purposes. The provision for income taxes for 1997, 1998 and 1999 includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision for income taxes consists of the following:


                                                        YEAR ENDED DECEMBER 31,
                                               -----------------------------------------
                                                  1997          1998           1999
                                               ------------  ------------  -------------
Current:
      Federal...............................    $5,047,918    $8,113,236     $8,177,304
      State.................................     1,056,695     1,613,016      1,658,391
Deferred:
      Federal...............................        60,586     (160,233)        321,657
      State.................................        12,359      (32,170)         65,233
                                                ----------    ----------    -----------
         Total income tax expense...........    $6,177,558    $9,533,849    $10,222,585
                                                ==========    ==========    ===========

      The 1997, 1998 and 1999 actual tax expense differs from the amount which would be provided by applying the statutory federal rate to income before income taxes primarily as a result of state income taxes. A reconciliation of the statutory federal income tax rate and the effective rate is as follows:



                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                  1997        1998      1999
                                                 -----       -----     -----
Statutory tax rate                                34%        35%        35%
Effect of:
      State and local income taxes, net of
          Federal tax benefit...............       5        4.5        5.3
        Other...............................       1         --         --
        Termination of S election...........      (1)        --         --
                                                  ---       ----      ----
        Effective tax rate..................       39%      39.5%     40.3%
                                                  ===       ====      ====

      The components of the deferred tax asset and liability at December 31, 1998 and 1999 are as follows:


Current deferred tax asset:                                1998                1999
                                                           ----                ----
    Self-insurance reserves.................           $373,594             $334,369
    Accrued expenses........................            355,111              743,531
    Allowance for doubtful accounts.........            122,948              209,799
                                                       --------           ----------
                                                       $851,653           $1,287,699
                                                       ========           ==========
Long-term deferred tax liability:
    Depreciation and amortization...........          $(615,387)         $(1,424,267)
     Other deferred tax liabilities.........           (116,808)            (130,864)
                                                      ---------          -----------
                                                      $(732,195)         $(1,555,131)
                                                      =========          ===========

      In assessing whether deferred tax assets may be realized, management considers whether it is more likely than not that some or all of the deferred taxes will not be realized. Based on the availability of carrybacks of future deductible amounts to 1997, 1998 and 1999 taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the existing net deductible temporary differences will reverse during periods in which carrybacks are available and/or in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any income or any specific level of continuing income in future years.

(9) EARNINGS PER SHARE

      The following reconciles the numerators and denominators of the basic and diluted earnings per share computations of net income:


                                                                               SHARES
                                                      NET INCOME             OUTSTANDING        NET INCOME
FOR THE YEAR ENDED DECEMBER 31, 1997                  (NUMERATOR)           (DENOMINATOR)        PER SHARE
------------------------------------                  -----------           -------------       ----------
Basic Net Income Per Share..................           $9,627,247            14,610,888           $   0.66
                                                                                                  ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding..........                   --                51,369
                                                       -----------           ----------
Diluted Net Income Per Share................           $9,627,247            14,662,257           $   0.66
                                                       ==========            ==========           ========



                                                                             SHARES
                                                      NET INCOME           OUTSTANDING          NET INCOME
FOR THE YEAR ENDED DECEMBER 31, 1998                 (NUMERATOR)          (DENOMINATOR)          PER SHARE
------------------------------------                 -----------            ---------          --------------
Basic Net Income Per Share..................          $14,617,044           14,845,465            $   0.98
                                                                                                  ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding..........                   --              155,711
                                                       ----------           ----------
Diluted Net Income Per Share................          $14,617,044           15,001,176            $   0.97
                                                      ===========           ==========            ========




                                                                               SHARES
                                                      NET INCOME             OUTSTANDING          NET INCOME
FOR THE YEAR ENDED DECEMBER 31, 1999                  (NUMERATOR)           (DENOMINATOR)          PER SHARE
------------------------------------                  -----------           -------------          ---------
Basic Net Income Per Share..................          $15,143,628            14,928,870             $  1.01
                                                                                                    =======
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding..........                   --               57,064
                                                      ------------          ----------
Diluted Net Income Per Share................          $15,143,628           14,985,934              $  1.01
                                                      ===========           ===========             =======


See Note 10 for a description of the Incentive Stock Option Plan.


(10) STOCK OPTION PLANS

      SFAS NO. 123 DISCLOSURE

      As permitted by SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for its three stock-based compensation plans. In accordance with APB Opinion No. 25, the Company recorded no compensation expense related to these plans in 1997, 1998 and 1999. There is no compensation expense related to the Metro Information Services, Inc. Employee Stock Purchase Plan (the "ESPP") because it qualifies as a non-compensatory plan under APB Opinion No. 25. There was no compensation expense recorded for either of the stock option plans discussed below because the exercise price of each option equaled the fair value of the underlying common stock as of the grant date. If compensation expense for the Company's three stock-based compensation plans had been determined based on the fair value of the underlying option at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 1997, 1998 and 1999 would have been reduced to the pro forma amounts indicated below.



                                                                  YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------------------------
                                         1997                         1998                       1999
                              --------------------------- ---------------------------- ----------------------------
                                               SFAS NO.                     SFAS NO.                     SFAS NO.
                                    AS           123            AS             123          AS             123
                                 REPORTED      PRO FORMA     REPORTED       PRO FORMA     REPORTED      PRO FORMA
                               ------------   -----------   ------------  ------------   ----------     ----------
Net income.....................  $9,627,247     $9,233,358    $14,617,044   $13,903,986   $15,143,628     $13,719,741
                                 ==========     ==========    ===========   ===========   ===========     ===========
Net income per share:
     Basic.......................$     0.66     $     0.63    $      0.98   $      0.94   $      1.01     $      0.92
                                 ==========     ==========    ===========   ===========   ===========     ===========
     Diluted.....................$     0.66     $     0.63    $      0.97   $      0.93   $      1.01     $      0.92
                                 ==========     ==========    ===========   ===========   ===========     ===========

      The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and net income per share amounts presented above because compensation cost is recognized over the options' vesting periods.

      OUTSIDE DIRECTORS STOCK PLAN

      On December 24, 1996, the Company adopted a non-qualified stock option plan (the "Outside Directors Stock Plan") for the outside directors of the Company. Each outside director is granted an option for 3,000 shares of Common Stock on such director's initial election. At each Annual Meeting thereafter, such director is granted an additional option for 1,000 shares of Common Stock. The options granted to outside directors are immediately exercisable in full at a price equal to the fair market value of Common Stock on the date of grant. The options expire 10 years after the date of grant or one year after the outside director is no longer a director of the Company, whichever is earlier. The Company has reserved 50,000 shares for issuance under this plan. During 1997, 1998 and 1999, the Outside Directors Stock Plan issued 8,000 options, 2,000 options and 2,000 options, respectively, to outside directors and no options were exercised.

      INCENTIVE STOCK OPTION PLAN

      On December 24, 1996, the Company adopted the 1997 Employee Incentive Stock Option Plan which provides for the grant of incentive stock options to purchase up to an aggregate of 1,500,000 shares of Common Stock. In connection with the initial public offering, certain employees of the Company were granted options to purchase 374,300 shares of Common Stock at the initial public offering price of $16.00 per share. On various dates during 1998 and 1999, certain employees of the Company were granted options to purchase 246,000 options and 762,000 options respectively, at the fair market value on the date of grant. All of the options issued in 1997, 1998 and 1999 vest ratably over either five or three years and expire not later than nine years and 11 months after the date of grant.

      The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                      1997             1998             1999
                                                      ----             ----             ----
      Expected life.......................          5 years          5 years           5 years
      Risk free interest rate.............            6.3%             5.0%             5.5%
      Expected volatility.................            51%              56%               62%
      Annual dividend yield...............             0%               0%               0%

      A summary of the status of the Company's 1997 Employee Incentive Stock Option Plan and Outside Directors Stock Plan as of December 31, 1997, 1998 and 1999, and changes during the years then ended, is presented below:


                                               1997                         1998                        1999
                                  ----------------------------  --------------------------   --------------------------
                                                     WEIGHTED                    WEIGHTED                     WEIGHTED
                                     NUMBER OF       AVERAGE       NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                      SHARES         EXERCISE       SHARES       EXERCISE        SHARES       EXERCISE
                                                      PRICE                        PRICE                        PRICE
                                  ------------   -------------  ------------  ------------   ------------  ------------
Options at beginning of  year........      --              --       314,200        $15.97        523,970        $21.21
Granted.............................. 382,300          $15.98       248,000        $27.47        764,000        $17.31
Exercised............................      --              --      (11,070)        $16.00        (9,290)        $16.03
Forfeited............................(68,100)          $16.00      (27,160)        $19.89      (109,222)        $20.15
                                     --------                      --------                    ---------
Options at end of year............... 314,200          $15.97       523,970        $21.21      1,169,458        $18.80
                                      =======                       =======                    =========

Options exercisable at year-end......  69,320          $15.88       138,310        $18.07        309,694        $19.13
                                       ======                       =======                     =========

Weighted average estimated fair
     value of options granted
     during the year.................   $8.30                        $14.65                       $10.02
                                        =====                        ======                       ======

      Following is a summary of the range of exercise prices and the weighted average contractual life of outstanding stock options at December 31, 1999:



                                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                      ---------------------------------------------------   -------------------------
                                                WEIGHTED AVERAGE       WEIGHTED                       WEIGHTED
                                                    REMAINING          AVERAGE                         AVERAGE
   RANGE OF EXERCISE PRICES          SHARES    CONTRACTUAL  LIFE    EXERCISE PRICE        SHARES   EXERCISE PRICE
   ------------------------          ------    -----------------    --------------        ------   --------------
$13.50 to $14.625.................  238,500        9.8 years             $14.60             6,000       $13.50
$15.625 to $16.50.................  622,809        8.2 years             $16.29           219,867       $16.18
$18.50 to $19.25..................    6,000        8.7 years             $18.75             2,800       $19.04
$22.125 to $23.75.................   47,000        9.1 years             $22.62             9,400       $22.62
$25.813...........................   16,949        8.8 years             $25.81             3,387       $25.81
$27.25 to $28.00..................  216,700        8.4 years             $27.65            62,340       $27.67
$35.00 to $35.75..................   21,500        9.0 years             $35.07             5,900       $35.25
                                  ---------                                               -------
$13.50 to $35.75................. 1,169,458        8.6 years             $18.80           309,694       $19.13
                                  =========                                               =======


      EMPLOYEE STOCK PURCHASE PLAN

      The Company adopted the ESPP on December 24, 1996. Under the ESPP, an aggregate of 500,000 shares of Common Stock may be purchased from the Company by the employees through payroll withholding pursuant to a series of offerings. All full-time employees who have met certain service requirements (as defined in the ESPP), except for employees who own Common Stock of the Company or options on such stock which represent more than 5% of Common Stock of the Company, are eligible to participate. The purchase price of Common Stock is 85% of the lesser of the fair market value of Common Stock on the first trading day of the calendar quarter and the last trading day of the quarter. During 1997, 1998 and 1999, the Company sold 19,984, 53,106 and 128,102 shares, respectively, of Common Stock to the ESPP for a total of $351,937, $1,323,056 and $1,603,143, respectively.

      The fair value of the employees' purchase rights of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:


                                               1997             1998             1999
                                               ----             ----             ----
     Expected life.......................   3 months         3 months        3 months
     Risk free interest rate.............   5.1%             4.9%            4.7%
     Expected volatility.................   27%               31%             32%
     Annual dividend yield...............    0%                0%              0%

      The weighted average fair value of those purchase rights granted in 1999 was $3.76.

(11)  PROFIT SHARING PLAN

      The Company sponsors a 401(k) employee benefit plan covering all eligible employees of Metro Information Services, Inc., with a minimum of three months of service. In addition, certain of the Company's subsidiaries sponsor their own 401(k) employee benefit plans covering all of their eligible employees who met the minimum service requirements of their plans. Eligible employees are permitted to make voluntary deductible contributions to their plan. Some of the plans require Metro Information Services, Inc., or the applicable subsidiary, to make matching contributions on the eligible employee's contribution. The Company made matching contributions of $1,342,860, $1,775,329 and $2,594,052 to the plans for the years ended December 31, 1997, 1998 and 1999, respectively.

(12)  COMMITMENTS AND CONTINGENCIES

      The Company is obligated under various non-cancelable operating leases for office space. Rent expense for the years ended December 31, 1997, 1998 and 1999 was $1,424,822, $1,930,184 and $3,494,091, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. Renewal options are available at most locations. Future minimum lease payments, as of December 31, 1999 are as follows:

                 2000  ..............................................................        $3,611,284
                 2001  ..............................................................         3,102,585
                 2002  ..............................................................         2,240,758
                 2003  ..............................................................         1,824,227
                 2004  ...............................................................          992,925
                 Thereafter..........................................................           276,448
                                                                                            -----------
                                                                                            $12,048,227
                                                                                            ===========


      The Company self-insures against employees' health insurance claims up to a stop loss limit of $125,000 per employee per year and a variable, aggregate stop loss limit. Amounts charged to income related to insurance claims were $3,965,692, $5,535,831 and $6,204,018 for the years ended December 31, 1997,
1998 and 1999, respectively. Included in accrued compensation and benefits on the accompanying consolidated balance sheets is a reserve for claims incurred but not yet reported of $952,348 and $964,146 at December 31, 1998 and 1999, respectively.

      The Company's financial statements do not include the effect of certain payments the Company is required to make to PCM, KSC and ATS if these companies achieve certain predetermined financial results during a twelve month measurement period. The measurement periods for these acquired companies end January 31, 2000 for PCM and KSC and August 31, 2000 for ATS. Once these amounts become known they will be recorded as goodwill in the Company's financial statements.

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

      PREFERRED STOCK

      The Company's Board of Directors has the authority to issue shares of Preferred Stock and determine the stock terms without obtaining shareholders approval. There are currently no issued or outstanding shares of Preferred Stock.

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

      CANCELLATION OF RELATED PARTY NOTE

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

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following table sets forth certain quarterly operating information for each of the 12 quarters ending with the quarter ended December 31, 1999. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.




                                                              FIRST         SECOND        THIRD         FOURTH
STATEMENTS OF INCOME DATA                                    QUARTER        QUARTER       QUARTER      QUARTER
-------------------------                                    -------        -------       -------      -------
                                                            (Dollars in thousands except per share data)

1997:
    Revenue............................................      $33,045        $35,883       $40,569      $43,080
    Gross profit.......................................        9,727         10,841        12,580       13,351
    Operating income...................................        2,741          3,409         4,314        4,612
    Net income.........................................        1,832          2,180         2,703        2,912
    Net income per share - basic and diluted...........      $  0.13(1)     $  0.15        $ 0.18      $  0.20
    Gross profit percentage............................         29.4%         30.2%          31.0%        31.0%
    Operating income percentage........................          8.3%          9.5%          10.6%        10.7%

1998:
    Revenue............................................      $47,110        $52,391       $56,593      $57,799
    Gross profit.......................................       14,346         16,375        17,296       17,553
    Operating income...................................        4,663          5,715         6,538        6,454
    Net income.........................................        2,899          3,559         4,051        4,109
    Net income per share - basic.......................      $  0.20        $  0.24        $ 0.27      $  0.28
    Net income per share - diluted.....................      $  0.19        $  0.24        $ 0.27      $  0.27
    Gross profit percentage............................         30.5%          31.3%         30.6%        30.4%
    Operating income percentage........................          9.9%          10.9%         11.6%        11.2%

1999:
    Revenue............................................      $72,473        $78,309       $81,253      $82,611
    Gross profit.......................................       20,970         23,023        24,020       23,951
    Operating income...................................        6,909          8,393         7,066        5,874
    Net income.........................................        4,041          4,603         3,708        2,792
    Net income per share - basic.......................      $  0.27        $  0.31        $ 0.25      $  0.19
    Net income per share - diluted.....................      $  0.27        $  0.31        $ 0.25      $  0.19
    Gross profit percentage............................         28.9%          29.4%         29.6%        29.0%
    Operating income percentage........................          9.5%          10.7%          8.7%         7.1%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      The information required by this Item is included in Part I as permitted by Rule 401 of Regulation S-K and the General Instructions.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain information concerning compensation paid to or earned by the Company's President and Chief Executive Officer and each of the Company's four other most highly compensated executive officers who earned more than $100,000 (the "Named Executive Officers") for services rendered during the years ended December 31, 1999, 1998 and 1997.


                                                                                    LONG-TERM
                                                    ANNUAL COMPENSATION           COMPENSATION
                                            ----------------------------------  -------------------
                                                                                 SHARES OF COMMON
                                                         SALARY      BONUS       STOCK UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR        ($)        ($)           OPTIONS(#)         COMPENSATION ($)
---------------------------                    ----        ---        ---           ----------         ----------------
John H. Fain,                                  1999      362,769       30,000               --                22,676 (1)
   Chairman of the Board, President and        1998      330,000      130,000               --                15,636 (2)
   Chief Executive Officer                     1997      300,000      195,000               --                16,339 (2)

Andrew J. Downing,                             1999      302,308       25,000           15,000                 5,180 (1)
   Executive Vice President and Chief          1998      264,000      102,500            5,000                 6,559 (2)
   Operating Officer                           1997      240,000      159,914            5,000                 5,330 (2)

Robert J. Eveleigh,                            1999      166,269       20,000           15,000                 7,170 (1)
  Chief Financial Officer                      1998      151,200       65,000            5,000                 6,005 (2)
                                               1997      112,485      105,000            5,000                 5,300 (2)

Richard C. Jaeckle,                            1999      221,692       20,000           15,000                 5,180 (1)
   Vice President - Business Development       1998      200,000      122,500            5,000                 6,000 (2)
                                               1997      180,000      138,750            5,000                 6,086 (2)

Kathleen A. Neff,                              1999      231,769       35,000           15,000                 5,180 (1)
   Chief Technology Officer                    1998      200,000       77,500            5,000                 6,388 (2)
                                               1997      180,000      128,567            5,000                10,673 (2)

---------
(1) Retirement Savings Plan and Trust contributions were $4,800 for each of the Named Executive Officers. Amounts paid for excess accrued vacation and sick leave amounted to $17,496 for Mr. Fain, $0 for Mr. Downing, $1,150 for Mr. Eveleigh, $0 for Mr. Jaeckle and $0 for Ms. Neff. The remaining amounts represent non-cash compensation for use of Company condominiums and other miscellaneous amounts.

(2) Includes amounts the Company contributed to the Metro Information Services, Inc. Retirement Savings Plan and Trust, amounts paid for excess accrued vacation and sick leave, non-cash compensation for use of Company condominiums and other miscellaneous amounts for 1997 and 1998.

1999 OPTION GRANTS TABLE

      The following table sets forth the number of options to purchase shares of Common Stock granted to the Named Executive Officers during 1999.


                                     NUMBER OF          PERCENT OF TOTAL                                   PRESENT
                                      SHARES           OPTIONS GRANTED   EXERCISE OR                     VALUE ON
                                    UNDERLYING          TO EMPLOYEES      BASE PRICE      EXPIRATION      DATE OF
            NAME                  OPTIONS GRANTED        IN 1999        ($/SHARE) (1)       DATE          GRANT ($) (2)
            ----                  ---------------        -------        -------------       ----          -------------
John H. Fain...............                --               --                 --             --              --
Andrew J. Downing..........            10,000              1.3             $16.500        02/18/09        $94,500
Andrew J. Downing..........             5,000              0.7             $14.625        11/01/09        $42,700
Robert J. Eveleigh.........            10,000              1.3             $16.500        02/18/09        $94,500
Robert J. Eveleigh.........             5,000              0.7             $14.625        11/01/09        $42,700
Richard C. Jaeckle.........            10,000              1.3             $16.500        02/18/09        $94,500
Richard C. Jaeckle.........             5,000              0.7             $14.625        11/01/09        $42,700
Kathleen A. Neff...........            10,000              1.3             $16.500        02/18/09        $94,500
Kathleen A. Neff...........             5,000              0.7             $14.625        11/01/09        $42,700


---------------
(1) All options were granted at an exercise price equal to the fair market value of the underlying securities on the grant date. Options were granted on March 18, 1999 and December 1, 1999. The options vest ratably over five years and three years, respectively, and will expire, at the latest, nine years and 11 months after the date of grant.

(2) This value is based on the Black-Scholes option pricing model which includes assumptions for variables such as interest rates, stock price volatility and future dividend yield. The Company's use of this model is not an endorsement of its accuracy. Whether the model assumptions used will prove to be accurate cannot be known at the date of grant or as of the date of this Report. The Black-Scholes model produces a value based on freely tradable securities. Because the stock options awarded in 1999 are non-transferable, the "present value" shown cannot be realized by the holder. Recognizing these limitations of the model, the following assumptions were used to estimate the present value on the date of grant:
     3/18/99 grants - dividend yield of 0%, risk-free rate of return of 5.1%, estimated volatility of 62% and estimated average expected option term of 5 years; 12/1/99 grants - dividend yield of 0%, risk-free rate of return of 6.1%, estimated volatility of 62% and estimated average expected option term of 5 years.

1999 YEAR-END OPTION VALUE TABLE

      During 1999, no stock options were exercised by any of the Named Executive Officers. The following table sets forth the number and value of all unexercised options at year end for these individuals:



                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                                                             OPTIONS AT YEAR END (#)             YEAR END ($)
NAME                                                        EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                                                        -------------------------     -------------------------
John H. Fain.............................................                           0/0                         $0/$0
Andrew J. Downing........................................                  9,000/21,000              $53,280/$125,470
Robert J. Eveleigh.......................................                 10,500/22,000              $65,745/$133,780
Richard C. Jaeckle.......................................                  9,000/21,000              $53,280/$125,470
Kathleen A. Neff.........................................                  9,000/21,000              $53,280/$125,470


DIRECTOR COMPENSATION

      Directors who are executive officers of the Company receive no compensation for their service as members of either the Board of Directors or committees thereof. During 1999, the Outside Directors, Mr. Becker and Mr. Loving, each received a fee of $3,000 for each Board of Directors meeting attended and $1,000 for each committee meeting attended and reimbursement for their expenses. In addition, under the Company's non-qualified stock option plan for Outside Directors (the "Outside Directors Stock Plan"), each Outside Director received an option for 1,000 shares of the

Common Stock for their participation in Metro's 1999 Annual Meeting, held June 8, 1999. At each Annual Meeting of shareholders thereafter, such director shall be granted an additional option for 1,000 shares of the Common Stock. The options granted to Outside Directors may be exercised immediately at a price equal to the fair market value of the Common Stock on the date of grant. The options expire 10 years after the date of grant or one year after the Outside Director is no longer a director of the Company, whichever is earlier. Options for an aggregate of 50,000 shares of the Common Stock may be granted under the Outside Directors Stock Plan. The Company granted options for 2,000 shares under this plan during 1999.

EMPLOYMENT AGREEMENTS

      In connection with the Company's January 29, 1997 initial public offering, the Company entered into employment agreements with each of its Named Executive Officers effective January 1, 1997. The employment agreements provide for an initial term of one year. Thereafter, each agreement will automatically renew for successive one-year terms unless terminated by either party. Each employment agreement provides that an officer's compensation will include a base salary, a performance bonus and other bonus programs and benefit plans. The performance bonus is based on the Company's achievement of specified levels of revenue and operating income as determined by the Compensation Committee. The agreements contain provisions protecting against use of the Company's confidential information and protecting the Company against competition from each officer for a two-year period after termination of employment in any market in which the Company operates. For 2000, the base salaries of the Named Executive Officers are as follows: Mr. Fain, $390,000; Mr. Downing, $330,000; Mr. Eveleigh $180,000; Mr. Jaeckle, $235,000; and Ms. Neff, $250,000.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      John H. Fain, Chairman of the Board, President and Chief Executive Officer of Metro, served as Chairman of the Compensation Committee until succeeded by Mr. Becker effective February 1, 1999. Mr. Fain remains a member of the Compensation Committee. No other interlocks or insider participation required to be disclosed under this caption occurred during 1999.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

      The Compensation Committee of the Board of Directors has responsibility for establishing and monitoring compensation programs of the Company's executive officers, which include the Company's President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Vice President and Chief Financial Officer, Chief Technology Officer and each Vice President - Business Development. The Compensation Committee is composed of the two outside directors, Mr. Becker (Chairman) and Mr. Loving, and Mr. Fain, the Company's Chairman of the Board, President and Chief Executive Officer. Mr. Fain does not participate in the Compensation Committee's consideration of his compensation.

      The Compensation Committee was formed on April 18, 1997 after the Company's January 1997 initial public offering. The 1997 Compensation Plans ("1997 Compensation Plans") for the Company's executive officers were established before the initial public offering. Accordingly, the Compensation Committee was not involved in the determination of the 1997 Compensation Plans. Mr. Fain, who was then the Company's sole Director, made those compensation decisions. The Compensation Committee met once in 1997, twice in 1998 and twice in 1999 to consider the 1998 and 1999 and 2000 compensation plans for the Company's executive officers.

      The Company's 1997, 1998 and 1999 Compensation Plans were designed and administered so that a significant portion of each executive officer's compensation was linked to the Company's financial performance and so that the interests of the Company's executive officers were aligned with the interests of its shareholders. The Company's compensation plans include base salary; incentive awards based on financial performance of the Company for each quarter and the year and incentive stock option awards. The base salary of the executive officers is based on a number of factors, including base salary for executives in similar companies, the experience and training of the executive officer and the length of service of the executive officer with the Company. A significant percentage of the executive officers' compensation for 1997 and 1998 was based on the Company achieving certain revenue, operating income and other performance goals, including consultant growth, productivity and consultant retention. These goals were met or exceeded by the Company.

      Before the Company's initial public offering, the Company established the Metro Information Services, Inc. 1997 Employee Incentive Stock Option Plan (the "Incentive Stock Plan") to provide incentive to the Company's key employees, including the executive officers of the Company, to increase the value of the Company's stock. In 1997, 1998 and 1999, each of the executive officers (other than Mr. Fain, who is ineligible to participate in the Incentive Stock Plan) received grants of options under the Incentive Stock Plan. The options granted executive officers under the Incentive Stock Plan vest over a five-year period.

      This report is submitted by the members of the Compensation Committee:

             Ray E. Becker
             John H. Fain
             A. Eugene Loving, Jr.

PERFORMANCE GRAPH

      The following graph provides a comparison of the cumulative total stockholder return on the Common Stock with the cumulative total return on The Nasdaq Stock Market and a group of 10 peer companies during the period from the Company's initial public offering on January 29, 1997 through December 31, 1999. The comparison assumes that $100 was invested at the beginning of the period in the stock or index and assumes the reinvestment of any dividends. The Company selected a peer group of other IT services companies with similar service offerings. The peer companies are: Analysts International Corp., Ciber, Inc., Computer Horizons Corp., Computer Task Group, Inc., Cotelligent Group, Inc., Hall, Kinion & Associates, Inc., Keane, Inc., Modis Professional Services, Inc., Renaissance Worldwide, Inc. and SCB Computer Technology, Inc. This year the peer group includes two new companies: Hall, Kinion & Associates, Inc. and Modis Professional Services, Inc. They were added to replace two companies included in last years' peer group, Computer Management Sciences, Inc. and Data Processing Resources Corp., who are no longer comparable because they were acquired by larger organizations. The peer group index reflects the weighted average market capitalization of the group.

[PERFORMANCE GRAPH]

This graph depicts the performance of $100 invested on January 29, 1997, in the Company's Common Stock, Nasdaq Stock Market (U.S.) and peer group IT services companies, including reinvestment of any dividends for the fiscal year ended December 31, 1997, 1998 and 1999.

Corresponding index value and Common Stock price values are given below:


                                        JANUARY 29,      DECEMBER 31,       DECEMBER 31,     DECEMBER 31,
                                        ------------     -------------      ------------     ------------
                                           1997             1997                1998             1999
                                           ----             ----                ----             ----
Metro Information Services, Inc.          $100.00         $173.44              $187.50         $150.00
The Nasdaq Stock Market (U.S.)            $100.00         $116.86              $163.99         $297.08
Peer Group                                $100.00         $161.83              $119.33         $ 98.65


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 6, 2000, certain information regarding the beneficial ownership of Metro Common Stock, by (i) each of the Company's directors, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all directors and officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of Common Stock. Unless otherwise indicated in the footnotes to the table below, each person or entity named below has an address in care of the Company's principal office. All share amounts have been rounded to the nearest whole share.


DIRECTORS, OFFICERS                                                                   TOTAL
AND 5% SHAREHOLDERS                                                                OWNERSHIP (1)     PERCENTAGE
-------------------                                                                -------------     ----------
John H. Fain(2)..............................................................          8,360,665        55.6
Andrew J. Downing(3).........................................................            509,363         3.4
Robert J. Eveleigh(4)........................................................             11,936         *
Ray E. Becker(5) ............................................................              6,000         *
Richard C. Jaeckle(6)........................................................             78,346         *
A. Eugene Loving, Jr.(7)....................................................               6,100         *
Kathleen A. Neff(8)..........................................................            214,802         1.4
The Fain Family Irrevocable Trust 1993(9)....................................          1,206,510         8.0
All directors and executive officers as a group (14 persons)(2)..............          9,277,668        61.4


--------
* Indicates less than 1%.

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

(3) Includes 60,759 shares of the Common Stock owned by a trust established by Mr. Downing and his wife, Cheryl O. Downing, of which his wife is the sole trustee. Also includes 3,000 option shares awarded in 1997, 3,000 option shares awarded in 1998, and 3,000 option shares awarded in 1999 which are currently exercisable under the Incentive Stock Option Plan. The business address of The Downing Irrevocable Trust 1997 is 2401 Haversham Close, Virginia Beach, VA 23454.

(4) Includes 4,500 option shares awarded in 1997, 3,000 option shares awarded in 1998 and 3,000 option shares awarded in 1999 which are currently exercisable under the Incentive Stock Option Plan.

(5) Includes 4,000 option shares awarded in 1997, 1,000 options shares awarded in 1998 and 1,000 option shares awarded in 1999 which are currently exercisable under the Outside Directors Stock Plan. Mr. Becker's business address is P.O. Box 1448, Ellsworth, ME 04605.

(6) Includes 3,000 option shares awarded in 1997, 3,000 option shares awarded in 1998 and 3,000 option shares awarded in 1999 which are currently exercisable under the Incentive Stock Option Plan.

(7) Includes 4,000 option shares awarded in 1997, 1,000 option shares awarded in 1998 and 1,000 option shares awarded in 1999 which are currently exercisable under the Outside Directors Stock Plan. Mr. Loving's business address is 900 Laskin Road, Virginia Beach, Virginia 23451.

(8) Includes 3,000 option shares awarded in 1997, 3,000 option shares awarded in 1998 and 3,000 option shares awarded in 1999 which are currently exercisable under the Incentive Stock Option Plan.

(9) The business address of The Fain Family Irrevocable Trust 1993 is P.O. Box 8888, Virginia Beach, Virginia 23450.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There were no related party transactions required to be disclosed under this Item for 1999.

      The Audit Committee of the Board of Directors is responsible for reviewing all transactions between the Company and any officer or director of the Company or any entity in which an officer or director has a material interest. Any such transactions must be on terms no less favorable than those that could be obtained on an arms-length basis from independent third parties. The Audit Committee was formed in April 1997 and met once during 1997, once during 1998 and once during 1999.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)   Financial Statements:

           The following consolidated financial statements are included in Part II, Item 8 of this report:

                  Independent Auditors' Report
                  Consolidated Statements of Income for the Years Ended December
                     31, 1997, 1998 and 1999
                  Consolidated Balance Sheets as of December 31, 1998 and 1999 Consolidated Statements of Changes in Redeemable Common Stock
                     and Shareholders' Equity for the Years Ended December 31, 1997, 1998 and 1999
                  Consolidated Statements of Cash Flows for the Years Ended
                     December 31, 1997, 1998 and 1999

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

           10.2 Registrant's 1997 Employee Stock Purchase Plan as amended through June 9, 1998, incorporated herein by reference to
                  Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1998.

           10.3 Registrant's 1997 Employee Stock Purchase Plan as amended and restated through June 8, 1999, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

           10.4 Registrant's 1997 Stock Option Plan as amended and restated through March 18, 1999, incorporated herein by reference to
                  Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

           10.5 Registrant's Outside Directors Stock Plan, incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

           10.6 Employment Agreement dated as of December 10, 1996 between Registrant and John H. Fain, incorporated by reference to
                  Exhibit 10.11 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

           10.7 Employment Agreement dated as of December 10, 1996 between Registrant and Andrew J. Downing, incorporated by reference to
                  Exhibit 10.12 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

           10.8 Employment Agreement dated as of December 10, 1996 between Registrant and Richard C. Jaeckle, incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

           10.9 Employment Agreement dated as of December 10, 1996 between Registrant and Kathleen A. Neff, incorporated by reference to
                  Exhibit 10.15 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

           10.10 Employment Agreement dated as of January 1, 1998 between Registrant and Ronald D. Cheatham, incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 1998.

           10.11 Employment Agreement dated as of January 1, 1998 between Registrant and Michael G. Martin, incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 1998.

           10.12 Employment Agreement dated as of January 1, 1999 between Registrant and Arthur C. Harwood, incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1998.

           10.13 Employment Agreement dated as of April 1, 1999 between Registrant and Charles Adams, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

           10.14 Employment Agreement dated as of April 1, 1999 between Registrant and Bruce F. Gannett, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999.

           10.15 Lease dated September 19, 1996 between Tidewater Partners Limited Partnership and Registrant for premises located at Reflections II Office Building, Suite 300, 200 Golden Oak Court, Virginia Beach, VA 23452, incorporated by reference to
                  Exhibit 10.16 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

           10.16 Tax Indemnification Agreement dated as of December 24, 1996 between Shareholders of Registrant and Registrant, incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 as previously filed with the Commission on January 6, 1997.

           10.17 Employment Agreement dated as of January 29, 1997 between Registrant and Robert J. Eveleigh, incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 as previously filed with the Commission on January 22, 1997.

           10.18 Asset Purchase Agreement, dated as of November 30, 1998, by and among The Avery Group and Kathleen Avery and Metro Information Services of Northern California, Inc., incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K filed with the Commission on December 17, 1998.

           10.19 Asset Purchase Agreement, dated as of January 1, 1999, by and among D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC and Edward N. Myers, Jr. and DeeAnn C. Myers and Metro Information Services of Los Angeles, Inc. and Metro Information Services, Inc., incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K filed with the Commission on January 15, 1999.

           10.20 Asset Purchase Agreement, dated as of February 1, 1999, by and among The Professionals - Computer Management & Consulting, Inc. and Krystal Solutions, Inc. and Theodore Schindler and Cathy Schindler and The Schindler Family 1996 Trust and Metro Information Services, Inc. and Metro Information Services of Orange County, Inc., incorporated herein by reference to
                  Exhibit 2 to the Current Report on Form 8-K filed with the Commission on February 16, 1999.

           10.21 Asset Purchase Agreement , dated as of March 1, 1999, by and among Solution Technologies, Inc. and Larry A. Putt, John F. Jurasits, Jr., Notarfrancesco Trust, Putt Trust, C. Jurasits Trust and D. Jurasits Trust and Metro Information Services of Pennsylvania, Inc. and Metro Information Services, Inc., incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K filed with the Commission on March 10, 1999.

           10.22 Membership Interest Purchase Agreement, dated as of August 13, 1999, by and among Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC and Michael Berkman, W. Braun Jones, Jr., Mark Scofield, Mark H. Brahms, and Rod Rohrer and Metro Information Services - ATS, Inc. and Metro Information Services, Inc., incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K filed with the Commission on August 30, 1999.

           21     Subsidiaries of the Registrant.*
           23     Consent of KPMG LLP.*
           27     Financial Data Schedule.*
           99.1   Credit Agreement with NationsBank, N.A., Signet Bank and
                  Crestar Bank dated June 20, 1997, incorporated herein by reference to Exhibit 99 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
           99.2   First Modification Agreement with NationsBank, N.A., Crestar
                  Bank and First Union National Bank dated January 15, 1999, incorporated herein by reference to Exhibit 99.2 to the Annual
                  Report on Form 10-K for the year ended December 31, 1998.

           99.3 Second Modification and Joinder Agreement with Bank of America, N.A, Crestar Bank, First Union National Bank and Wachovia Bank, N.A., dated August 25, 1999, incorporated herein by reference to exhibit 99 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

           99.4 Third Modification Agreement with Bank of America, N.A., Crestar Bank, First Union National Bank and Wachovia Bank, N.A., dated March 20, 2000.*

           * Filed herewith.

      (b)  Reports on Form 8-K/A during last quarter of 1999:

           Report dated August 13, 1999 reporting under Item 2 the acquisition of all the membership interests of Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC.

                                   SCHEDULE II

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS



                                                                                       WRITE-OFF
                                                 BALANCE AT                               OF             BALANCE AT
                                                 BEGINNING         CHARGES TO        UNCOLLECTIBLE         END OF
                                                 OF PERIOD           REVENUE           ACCOUNTS            PERIOD
                                              ----------------- ------------------ ------------------ ------------------
Allowance for Doubtful Accounts:
     Year ended December 31, 1997......            $113,886           $100,908            $62,593           $152,201
     Year ended December 31, 1998......             152,201            330,806            110,336            372,671
     Year ended December 31, 1999......             372,671            751,553            590,494            533,730


                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Metro Information Services, Inc.:

Under date of February 7, 2000, except as to Note 7, which is as of March 20, 2000, we reported on the consolidated balance sheets of Metro Information Services, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, changes in redeemable common stock and shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG LLP


Norfolk, Virginia
February 7, 2000, except as to Note 7,
   which is as of March 20, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   METRO INFORMATION SERVICES, INC.

Date:                               By  /S/ JOHN H. FAIN
                                        ----------------
                                        John H. Fain

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


                   SIGNATURE                                 TITLE                       DATE
                   ---------                                 -----                       ----
               /s/ JOHN H. FAIN                  President and Director
---------------------------------------          (Principal Executive Officer)     March 30, 2000
                  John H. Fain



             /s/ ANDREW J. DOWNING               Executive Vice President and
---------------------------------------          Director                          March 30, 2000
                 Andrew J. Downing


            /s/ ROBERT J. EVELEIGH               Treasurer, Chief Financial
---------------------------------------          Officer and Director (Principal   March 30, 2000
                Robert J. Eveleigh               Financial Officer)
