Form 10-Q
period 2000-03-31
METRO INFORMATION SERVICES INC
filed 2000-05-09
CIK 1026965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                 MARCH 31, 2000

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes /X/ No /_/

     As of April 30, 2000, the registrant had issued and outstanding 15,073,770 shares of Common Stock, $.01 par value.




--------------------------------------------------------------------------------

                        METRO INFORMATION SERVICES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  Number
                                                                                  ------
PART I.    FINANCIAL INFORMATION:

  ITEM 1.  Consolidated Statements of Income for the
           Three Months Ended March 31, 1999 and 2000 (unaudited)                    3

           Consolidated Balance Sheets as of
           December 31, 1999 and March 31, 2000 (unaudited)                          4

           Consolidated Statement of Changes in Shareholders' Equity for the
           Three Months Ended March 31, 2000 (unaudited)                             5

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 2000 (unaudited)                    6

           Notes to Consolidated Financial Statements (unaudited)                    7

  ITEM 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations                         12

PART II.   OTHER INFORMATION                                                        20

SIGNATURES                                                                          21

PART I.    FINANCIAL INFORMATION:

ITEM 1.    FINANCIAL STATEMENTS


                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                     Three months
                                                                                    ended March 31,
                                                                      ----------------------------------------
                                                                            1999                   2000
                                                                      -----------------      -----------------
Revenue                                                                   $ 72,472,838           $ 80,197,097
Cost of revenue                                                             51,502,369             57,785,612
                                                                      -----------------      -----------------
Gross profit                                                                20,970,469             22,411,485
                                                                      -----------------      -----------------
Selling, general and administrative expenses                                13,160,953             17,152,451
Depreciation expense                                                           522,969                786,754
Amortization expense (Notes 3 and 4)                                           377,946              1,170,224
                                                                      -----------------      -----------------
     Total operating expenses                                               14,061,868             19,109,429
                                                                      -----------------      -----------------
Operating income                                                             6,908,601              3,302,056
                                                                      -----------------      -----------------
Interest income                                                                 58,112                 45,442
Interest expense                                                              (175,942)            (1,392,091)
                                                                      -----------------      -----------------
     Net interest income (expense)                                            (117,830)            (1,346,649)
                                                                      -----------------      -----------------
Income before income taxes                                                   6,790,771              1,955,407
Income taxes                                                                 2,750,262                791,940
                                                                      -----------------      -----------------
Net income                                                                $  4,040,509           $  1,163,467
                                                                      =================      =================
Net income per share:
     Basic                                                                $       0.27           $       0.08
                                                                      =================      =================
     Diluted                                                              $       0.27           $       0.08
                                                                      =================      =================
Weighted average number of shares of common stock
  and potential dilutive securities outstanding:
     Basic                                                                  14,887,013             15,033,886
                                                                      =================      =================
     Diluted                                                                15,002,632             15,262,607
                                                                      =================      =================


See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                          December 31,               March 31,
                                                                              1999                     2000
                                                                        ------------------       ------------------
                                                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents (Note 2)                                     $   4,612,538            $   3,419,609
     Accounts receivable, net                                                  59,720,500               64,799,975
     Prepaid expenses                                                           4,442,488                4,092,832
     Deferred income taxes                                                      1,287,699                1,517,790
                                                                        ------------------       ------------------
        Total current assets                                                   70,063,225               73,830,206
Property and equipment, net                                                    12,412,632               12,600,336
Goodwill and other intangibles, net (Notes 3 and 4)                           107,395,150              106,774,494
Other assets                                                                      307,843                  277,781
                                                                        ------------------       ------------------
        Total assets                                                        $ 190,178,850            $ 193,482,817
                                                                        ==================       ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable (Note 2)                                              $  12,952,391            $  14,846,254
     Accrued compensation and benefits                                         15,063,453               17,449,742
                                                                        ------------------       ------------------
        Total current liabilities                                              28,015,844               32,295,996

Line of credit facilities (Note 5)                                             82,467,071               79,401,030
Deferred income taxes                                                           1,555,131                1,782,586
                                                                        ------------------       ------------------
        Total liabilities                                                     112,038,046              113,479,612
                                                                        ------------------       ------------------
Shareholders' equity:
        Preferred stock, $0.01 par value; authorized
          1,000,000 shares; none issued and outstanding                                 -                        -
        Common stock, $0.01 par value, authorized
          50,000,000 shares; issued and outstanding
          15,021,552 shares at December 31, 1999,
          15,073,170 shares at March 31, 2000                                     150,216                  150,732
        Paid in capital                                                        39,336,189               40,034,607
        Retained earnings                                                      38,654,399               39,817,866
                                                                        ------------------       ------------------
           Total shareholders' equity                                          78,140,804               80,003,205
                                                                        ------------------       ------------------
              Total liabilities and shareholders' equity                    $ 190,178,850            $ 193,482,817
                                                                        ==================       ==================

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                             Shareholders' Equity
                                             -------------------------------------------------------------------------------------
                                                      Common Stock
                                             -------------------------------    Paid in           Retained
                                                 Shares         Amount          Capital           Earnings            Total
                                             --------------- -------------- -----------------  ----------------  -----------------
Balance as of December 31, 1999                  15,021,552       $150,216      $ 39,336,189      $ 38,654,399       $ 78,140,804

Net proceeds from issuance of
     shares of common stock to
     Employee Stock Purchase Plan                    34,818            348           425,085                 -            425,433

Net proceeds from issuance of
     shares of common stock to Employee              16,800            168           273,333                 -            273,501
     Incentive Stock Option Plan

Net income                                                               -                 -         1,163,467          1,163,467
                                             --------------- -------------- -----------------  ----------------  -----------------

Balance as of March 31, 2000                     15,073,170       $150,732      $ 40,034,607      $ 39,817,866       $ 80,003,205
                                             =============== ============== =================  ================  =================


See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                     Three months
                                                                                                    ended March 31,
                                                                                        ----------------------------------------
                                                                                              1999                   2000
                                                                                        -----------------      -----------------
Cash flows from operating activities:
     Net income                                                                              $ 4,040,509            $ 1,163,467
     Adjustments to reconcile net income to net
          cash provided by operating activities:
       Depreciation and amortization - cost of revenue                                            11,878                 12,626
       Depreciation and amortization - selling, general & administrative expenses                900,915              1,956,978
       Net loss on sale of property and equipment                                                  5,478                 24,344
       Deferred income taxes                                                                     (10,743)                (2,636)
       Changes in operating assets and liabilities increasing (decreasing) cash, net of the effects of acquisitions:
                 Restricted cash (Note 2)                                                       (497,987)                     -
                 Accounts receivable                                                          (7,170,338)            (5,079,475)
                 Prepaid expenses                                                               (178,701)               349,656
                 Other assets                                                                   (129,825)                30,492
                 Accounts payable                                                                782,738              1,343,863
                 Accrued compensation and benefits                                             5,093,587              2,386,289
                                                                                        -----------------      -----------------
                     Net cash provided by operating activities                                 2,847,511              2,185,604
                                                                                        -----------------      -----------------

Cash flows from investing activities:
     Acquisition of property and equipment                                                      (863,312)              (687,929)
     Acquisition of computer software                                                           (342,029)              (323,741)
     Acquisition of businesses                                                               (56,872,026)                     -
     Proceeds from sale of property and equipment                                                  4,227                    244
                                                                                        -----------------      -----------------
                     Net cash used in investing activities                                   (58,073,140)            (1,011,426)
                                                                                        -----------------      -----------------

Cash flows from financing activities:
     Net borrowings under line of credit                                                      38,418,100             (3,066,041)
     Proceeds from issuance of shares to Employee Stock Purchase Plan                            386,485                425,433
     Proceeds from issuance of shares to Employee Incentive Stock Option Plan                     60,000                273,501
                                                                                        -----------------      -----------------
                     Net cash provided by (used in) financing activities                      38,864,585             (2,367,107)
                                                                                        -----------------      -----------------
Net decrease in cash and cash equivalents                                                    (16,361,044)            (1,192,929)

Cash and cash equivalents at beginning of period                                              18,495,580              4,612,538
                                                                                        -----------------      -----------------

Cash and cash equivalents at end of period                                                   $ 2,134,536            $ 3,419,609
                                                                                        =================      =================

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                                  $   175,942            $ 1,149,427
                                                                                        =================      =================
     Cash paid for income taxes                                                              $   881,523            $   105,676
                                                                                        =================      =================

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Basis of Presentation

       The information presented for March 31, 1999 and 2000, and for the three-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three-month periods ended March 31, 1999 and 2000. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035). Certain 1999 amounts have been reclassified for comparability with the 2000 financial statement presentation.

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

Metro Information Services of Los Angeles, Inc.                            D.P. Specialists                    January 1, 1999

Metro Information Services of Orange County, Inc.                          The Professionals                   February 1, 1999
                                                                           Krystal Solutions

Metro Information Services of Pennsylvania, Inc.                           Solution Technologies               March 1, 1999

Metro Information Services - ATS, Inc.                                     Acuity Technology Services          August 13, 1999

2.     Restricted Cash

       Metro agreed to act as payment agent for a client on an information technology project beginning in 1998. As of March 31, 2000, the Company held no restricted cash for this client. As of March 31, 1999, the Company held $766,537 of restricted cash for this client and this amount was included in cash and cash equivalents and accounts payable presented in the consolidated balance sheet as of that date. Client approved invoices were paid out of the restricted cash held. Metro was not obligated to pay invoices that exceeded the amount of the restricted cash held.

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

       On January 1, 1999, the Company acquired D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), information technology consulting services and personnel staffing businesses located in El Segundo, California and Woodbridge, New Jersey for a purchase price of approximately $18,820,000, including direct costs of the acquisition of approximately $90,000 and an estimated earnout of $8,750,000 based on the acquired business attaining certain operating income targets for the twelve months ended December 31, 1999. The earnout is included in accounts payable at March 31, 2000. The Company has made an allocation of a portion of the purchase price to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the allocation of the purchase price based on January 1, 1999 asset and liability balances:

       Assets purchased:
              Accounts receivable                                    $ 1,880,710
              Prepaid expenses
                                                                           6,622
              Property and equipment                                     303,771
              Goodwill                                                16,318,451
              Other intangible assets                                  1,448,800
              Other assets
                                                                          50,246
                                                                     -----------
                   Total assets purchased                            $20,008,600
                                                                     -----------

       Liabilities assumed:
              Note payable                                           $   514,977
              Accounts payable
                                                                         132,491
              Accrued compensation and benefits                          541,220
                                                                     -----------
                   Total liabilities assumed                           1,188,688
                                                                     -----------
                   Purchase price                                    $18,819,912
                                                                     ===========

       On February 1, 1999, the Company acquired The Professionals - Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses located in Irvine, California and San Bruno, California for a purchase price of approximately $19,061,000 of which $17,976,000 was paid at closing, approximately $183,000 represents direct costs related to the acquisition and $352,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999. The remaining amount represents an estimated earnout of $550,000 based on the acquired business attaining certain operating targets for the twelve months ended January 31, 2000. The earnout is included in accounts payable at March 31, 2000. The Company has made an allocation of a portion of the purchase price to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the allocation of the purchase price based on February 1, 1999 asset and liability balances:

       Assets purchased:
              Accounts receivable                                    $ 2,968,910
              Prepaid expenses                                             6,562
              Property and equipment                                      22,291
              Goodwill                                                14,190,371
              Other intangible assets                                  2,018,300
              Other assets                                                 8,586
                                                                     -----------
                  Total assets purchased                             $19,215,020
                                                                     -----------

       Liabilities assumed:
              Accounts payable                                       $   144,069
              Accrued compensation and benefits                           10,304
                                                                     -----------
                   Total liabilities assumed                             154,373
                                                                     -----------
                   Purchase price                                    $19,060,647
                                                                     ===========

       On March 1, 1999, the Company acquired Solution Technologies, Inc. ("STI"), an information technology consulting services and personnel staffing business located in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri, for a purchase price of approximately $28,398,000, of which $24,046,000 was paid at closing, $3,654,000 was paid in March 1999 based on a consultant count adjustment on March 8, 1999, $591,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $107,000 represents direct costs of the acquisition. The Company has made an allocation of a portion of the purchase price to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the allocation of the purchase price based on March 1, 1999 asset and liability balances:

       Assets purchased:
              Accounts receivable                                    $ 3,699,259
              Prepaid expenses                                            40,406
              Property and equipment                                     217,107
              Goodwill                                                22,813,915
              Other intangible assets                                  2,493,199
              Other assets                                                17,948
                                                                     -----------
                   Total assets purchased                            $29,281,834
                                                                     -----------

       Liabilities assumed:
              Accounts payable                                       $    39,869
              Accrued compensation and benefits                          844,013
                                                                     -----------
                   Total liabilities assumed                             883,882
                                                                     -----------
                   Purchase price                                    $28,397,952
                                                                     ===========

       On August 13, 1999, the Company acquired all of the membership and equity interests of Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC ("ATS" collectively), both of which are information technology consulting services and personnel staffing businesses located in Washington D.C., Baltimore, Maryland and Dallas, Texas for a purchase price of approximately $40,249,000, of which $39,425,000 was paid at closing, $666,000 was paid in November 1999 and approximately $158,000 represents direct costs related to the acquisition. The Company has made an allocation of a portion of the purchase price to net tangible and intangible assets acquired based on their estimated fair values at the date of acquisition, with the excess purchase price over the fair value assigned to goodwill. The following summarizes the allocation of the purchase price based on August 13, 1999 asset and liability balances:

       Assets purchased:
              Accounts receivable                                    $ 7,209,434
              Prepaid expenses                                            69,319
              Property and equipment                                     263,161
              Goodwill                                                26,122,641
              Other intangible assets                                 10,065,099
              Other assets                                                72,058
                                                                     -----------
                   Total assets purchased                            $43,801,712
                                                                     -----------

       Liabilities assumed:
              Accounts payable                                       $ 1,927,912
              Accrued compensation and benefits                        1,625,087
                                                                     -----------
                   Total liabilities assumed                           3,552,999
                                                                     -----------
                   Purchase price                                    $40,248,713
                                                                     ===========

       For each of these acquisitions, if the acquired company achieves certain predetermined financial results during a twelve month measurement period, the Company has or will make an additional payment which will be recorded as additional goodwill. The measurement periods for the acquired companies end or ended as follows:

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

D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC                             December 31, 1999

The Professionals - Computer Management & Consulting, Inc. and Krystal Solutions, Inc.       January 31, 2000

Solution Technologies, Inc.                                                                  February 29, 2000

Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC                August 31, 2000

Each of these acquisitions is accounted for as a purchase. The acquisitions were financed partially with proceeds remaining from the Company's initial public offering of common stock on January 29, 1997. The remainder of the purchase price was financed with the Company's cash on hand and borrowings from the Company's lines of credit.

       Unaudited pro forma consolidated results of operations for the three months ended March 31, 1999 and 2000 would have been as follows had the acquisitions of Avery, DPS, PCM, KSC, STI and ATS occurred as of the beginning of the period:

                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                  -----------------------------------------------
                                                                            1999                    2000
                                                                  --------------------        -------------------
                                                                       (In thousands, except per share data)
   Revenue.....................................................          $87,943                 $80,197
   Net income..................................................            3,939                   1,163
   Net income per share - basic................................          $   .26                 $   .08
   Net income per share - diluted..............................          $   .26                 $   .08
   Weighted average number of shares of common stock
        and potential dilutive securities outstanding:
        Basic..................................................           14,887                  15,034
        Diluted................................................           15,003                  15,263

There is no difference between the pro forma and actual consolidated results of operations for the three months ended March 31, 2000 since all acquisitions occurred before January 1, 2000.

4.     Goodwill and Other Intangible Assets

       Goodwill and other intangible assets represent the excess of cost over fair value of net tangible assets acquired through acquisitions and are amortized on a straight-line basis over their estimated useful lives, generally 30 years and 3 to 20 years, respectively. Management periodically assesses whether there has been a permanent impairment in the value of goodwill and other intangible assets. The amount of such impairment is determined by comparing anticipated undiscounted future cash flows to the carrying value of the related goodwill and other intangible assets.

5.         Credit Facilities

       The Company maintains credit facilities of $125,000,000. The facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance on these facilities as of March 31, 2000 was $79,401,030. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest, but no principal, is payable monthly. The interest rates on the Company's facilities change from time to time. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The Company has selected a variety of LIBOR based rates and the rate on such borrowings ranged from 6.80% to 7.57% on March 31, 2000. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

       The credit facilities contain several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limits the amount of dividends that can be paid. The covenants also impose limits on incurring other debt, limit the amount borrowed to a multiple of adjusted earnings before interest, taxes, depreciation and amortization and require a certain debt service coverage ratio to be maintained. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes. Quarterly testing dates are required for these covenants. These covenants may prevent the Company from borrowing the full amount of the credit facilities or trigger a default under the credit facilities.

       On March 20, 2000, the Company renegotiated the terms of its line of credit facilities. The change increased the Maximum Funded Debt to EBITDA ratio from 3.0 to 1.0 to 4.0 to 1.0 through September 30, 2001 and increased the Funded Debt to Capitalization ratio through December 31, 2002.


6.     Earnings Per Share

       The following reconciles the numerators and denominators of the basic and diluted earnings per share computations of net income:

                                                                                                   SHARES
                                                                      NET INCOME                OUTSTANDING             EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1999                            (NUMERATOR)               (DENOMINATOR)            PER SHARE
-----------------------------------------                            -----------               -------------            ---------
Basic Earnings Per Share....................................          $4,040,509                 14,887,013             $   0.27
                                                                      ==========                                        ========
Effect of Dilutive Securities - Incentive
   Stock Options deemed outstanding.........................                                        115,619
                                                                                                 ----------
Diluted Earnings Per Share..................................          $4,040,509                 15,002,632             $   0.27
                                                                      ==========                 ==========             ========


                                                                                                   SHARES
                                                                      NET INCOME                OUTSTANDING             EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2000                            (NUMERATOR)               (DENOMINATOR)            PER SHARE
-----------------------------------------                            -----------               -------------            ---------
Basic Earnings Per Share....................................          $1,163,467                 15,033,886             $   0.08
                                                                      ==========                                        ========
Effect of Dilutive Securities - Incentive
   Stock Options deemed outstanding.........................                                        228,721
                                                                                                 ----------
Diluted Earnings Per Share..................................          $1,163,467                 15,262,607             $   0.08
                                                                      ==========                 ==========             ========

PART I

ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       CAUTIONARY STATEMENT UNDER THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: INCLUDED IN THIS REPORT AND OTHER INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, ANNUAL REPORTS TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE MADE. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "SEEKS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FUTURE EVENTS AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION: THE COMPANY'S ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS, THE COMPANY'S ABILITY TO OPEN NEW OFFICES, THE COMPANY'S ABILITY TO EFFECTIVELY IDENTIFY, MANAGE AND INTEGRATE ACQUISITIONS, CHANGES IN CONSULTANT UTILIZATION AND PRODUCTIVITY RATES, THE COMPANY'S ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL SERVICE OFFERINGS, CLIENT DECISIONS TO REDUCE OR INCREASE IT SERVICES OUTSOURCING, EARLY TERMINATION OF CLIENT CONTRACTS WITHOUT PENALTY, CHANGES IN THE COMPANY'S DEPENDENCE ON SIGNIFICANT CLIENTS, CHANGES IN GROSS MARGINS DUE TO A VARIETY OF FACTORS (INCLUDING INCREASED WAGE AND BENEFIT COSTS THAT ARE NOT OFFSET BY BILL RATE INCREASES), THE TYPES OF SERVICES PERFORMED BY THE COMPANY DURING A PARTICULAR PERIOD AND COMPETITION. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

       THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE COMPANY'S FISCAL YEAR ENDS ON DECEMBER 31.

                                    OVERVIEW

       Metro Information Services, Inc. provides a wide range of information technology ("IT") consulting and custom software development services and solutions through 46 offices in 44 metropolitan markets in the United States and Puerto Rico. The Company's more than 2,500 consultants, 61% of whom were salaried on March 31, 2000, work on all aspects of computer systems and applications development. Services and solutions performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports client projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix and DB2. The Company also implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

       Metro's clients operate in a wide variety of industries including communications, distribution, retail, financial services, government, health care, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended March 31, 2000, the Company performed IT services for 838 clients (excluding clients that generated less than $25,000 in revenue during such period).

       IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing arrangements. Substantially all services are billed on a time and materials basis. During the three months ended March 31, 2000, the Company estimates that supplemental IT services accounted for more than 90% and project outsourcing accounted for less than 10% of the Company's revenue, although the Company wants to increase the percentage of project outsourcing it performs.

       Between March 31, 1999 and March 31, 2000, the number of full time consultants decreased from 2,657 to 2,592. Excluding the 855 consultants gained through acquisitions, the number of full time consultants declined from 1,802 to 1,737 during the 12 month period. In addition, over the same period, the Company increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants. The focus for revenue growth in 2000 will be derived primarily from increases in the number of consultants placed with existing and new clients.

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

       On February 1, 1999, the Company acquired The Professionals - Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses located in Irvine, California and San Bruno, California for a purchase price of approximately $19,061,000, of which $17,976,000 was paid at closing, approximately $183,000 represents direct costs related to the acquisition and $352,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999. The remaining amount represents an estimated earnout of $550,000 based on the acquired business attaining certain operating income targets for the twelve months ended January 31, 2000.

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

       The Company's financial statements do not include the effect of certain payments the Company may be required to make to ATS if ATS meets certain predetermined financial results as discussed below. For each of the acquisitions, if the acquired company achieves certain predetermined financial results during a twelve month measurement period, the Company will make an additional payment, which will be recorded as additional goodwill. The measurement periods for the acquired companies end or ended December 31, 1999 for Avery, December 31, 1999 for DPS, January 31, 2000 for PCM and KSC, February 29, 2000 for STI and August 31, 2000 for ATS. As of March 31, 2000, goodwill and accounts payable include $9,300,000 of these additional payments. Once additional payment amounts become known they will be recorded as goodwill in the Company's financial statements.

       Since May 1999, the Company and the IT services industry in general have experienced a slowdown in demand for IT services. This slowdown has mostly affected mainframe computer services. Management believes clients were reluctant to start new IT projects until the full effect of computer problems associated with the advent of the Year 2000 were known. This reluctance continued through the first quarter of 2000 and we believe may continue at least into the second quarter of 2000. The result has been to make it difficult for the Company to place mainframe consultants on new assignments. Without new assignments, many mainframe consultants have left the Company to seek other opportunities. Although demand for client server, network and Internet related skills has been generally high, it has not been sufficient to offset the loss of mainframe consultants. This reduction in demand has resulted in slower revenue growth in existing offices, lower bill rate increases and more non-billable consultant time as compared to the first quarter of 1999. As a result, earnings fell 70% between the first quarter of 1999 and the first quarter of 2000.

       The Company is also transitioning its work force towards more e-Business related skill sets. These skill sets are in high demand at this time. During this transition the Company is experiencing higher turnover in its workforce. This higher turnover is expected to continue at least until the middle of 2000.

       The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

                              RESULTS OF OPERATIONS

       FOR PURPOSES OF THE FOLLOWING DISCUSSION, AS OF MARCH 31, 1999, A MATURE OFFICE IS AN OFFICE THAT WAS OWNED BY THE COMPANY FOR AT LEAST 24 MONTHS AT THE BEGINNING OF THE EARLIER PERIOD BEING COMPARED AND A NEW OFFICE IS AN OFFICE OPENED OR ACQUIRED THEREAFTER. AS OF MARCH 31, 2000, A MATURE OFFICE IS AN OFFICE THAT WAS OWNED BY THE COMPANY FOR AT LEAST 24 MONTHS AND A NEW OFFICE IS AN OFFICE OPENED OR ACQUIRED WITHIN THE LAST 24 MONTHS.

       The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

                                                                       THREE MONTHS ENDED                 PERCENTAGE CHANGE
                                                                            MARCH 31,
                                                                       PERCENTAGE OF REVENUE               2000 OVER 1999
                                                               ------------------------------------    ------------------------

                                                                        1999                2000
                                                               ----------------      --------------
Revenue.....................................................             100.0%              100.0%             10.7%
Cost of revenue.............................................              71.1                72.0              12.2
                                                               ----------------      --------------
Gross profit................................................              28.9                28.0               6.9
                                                               ----------------      --------------
Selling, general and administrative expenses................              18.2                21.4              30.3
Depreciation expense........................................               0.7                 1.0              50.4
Amortization expense........................................               0.5                 1.5               N/M
                                                               ----------------      --------------
Total operating expenses....................................              19.4                23.9              35.9
                                                               ----------------      --------------
Operating income............................................               9.5                 4.1             (52.2)
                                                               ----------------      --------------
Interest income.............................................               0.1                 0.0             (21.8)
Interest expense............................................              (0.2)               (1.7)              N/M
                                                               ----------------      --------------
Net interest income (expense)...............................              (0.1)               (1.7)              N/M
                                                               ----------------      --------------
Income before income taxes..................................               9.4                 2.4             (71.2)
Income taxes................................................               3.8                 1.0             (71.2)
                                                               ================      ===============
Net income..................................................               5.6%                1.4%            (71.2)
                                                               ================      ===============

-------------
N/M - Not Meaningful

       THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

       REVENUE. Revenue increased $7.7 million, or 10.7%, to $80.2 million for the three months ended March 31, 2000 from $72.5 million for the three months ended March 31, 1999. Of this increase $13.4 million is attributable primarily to acquisitions during 1999 and revenue without the acquisitions decreased $5.7 million. The decline in revenue is a result of a declining consultant count during the last half of 1999 and the first quarter of 2000, slower revenue growth in existing offices, lower bill rate increases and more non-billable consultant time as compared to the first quarter of 1999.

       COST OF REVENUE. Cost of revenue increased $6.3 million, or 12.2%, to $57.8 million for the three months ended March 31, 2000 from $51.5 million for the three months ended March 31, 1999. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants, including consultants added through acquisitions. Cost of revenue also rose due to lower productivity of salaried consultants. Salaried consultants are paid even if they are not billable to clients. As a percentage of revenue, cost of revenue increased to 72.1% for the three months ended March 31, 2000 from 71.1% for the three months ended March 31, 1999 primarily because of an increase in non-billable consultant time.

       GROSS PROFIT. Gross profit increased $1.4 million, or 6.9%, to $22.4 million for the three months ended March 31, 2000 from $21.0 million for the three months ended March 31, 1999. As a percentage of revenue, gross profit decreased to 28.0% for the three months ended March 31, 2000 from 28.9% for the three months ended March 31, 1999.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.0 million, or 30.3%, to $17.2 million for the three months ended March 31, 2000 from $13.2 million for the three months ended March 31, 1999. This increase is due primarily to costs associated with recently opened offices, acquired offices, growth of administrative staff in mature offices, hiring additional corporate staff to support the increased number of offices and development of the Company's proprietary business systems. As a percentage of revenue, selling, general and administrative expenses increased to 21.4% for the three months ended March 31, 2000 from 18.2% for the three months ended March 31, 1999. This increase is the result of administrative costs added in 1999 not being reduced at the same rate as revenue declined during the last half of 1999 and first quarter 2000.

       DEPRECIATION EXPENSE. Depreciation expense increased $264,000 or 50.4%, to $787,000 for the three months ended March 31, 2000 from $523,000 for the three months ended March 31, 1999. This increase is primarily attributable to depreciation on additions to computer equipment and software and depreciation of acquired equipment and software. As a percentage of revenue, depreciation expense increased to 1.0% as a percentage of revenue for the three months ended March 31, 2000 from 0.7% for the three months ended March 31, 1999.

       AMORTIZATION EXPENSE. Amortization expense increased $792,000 to $1.2 million for the three months ended March 31, 2000 from $378,000 for the three months ended March 31, 1999. This increase is attributable to amortization of goodwill and other intangibles related to the Company's acquisitions. As a percentage of revenue, amortization expense increased to 1.5% for the three months ended March 31, 2000 from 0.5% for the three months ended March 31, 1999.

       OPERATING INCOME. Operating income decreased $3.6 million, or 52.2%, to $3.3 million for the three months ended March 31, 2000 from $6.9 million for the three months ended March 31, 1999. As a percentage of revenue, operating income decreased to 4.1% for the three months ended March 31, 2000 from 9.5% for the three months ended March 31, 1999. The decline in operating income margin is the result of a declining consultant count during the last half of 1999 and the first quarter of 2000, lower gross margins, higher selling, general and administrative expenses and higher depreciation and amortization expenses.

       INTEREST INCOME. Interest income decreased by $13,000, or 21.8%, to $45,000 for the three months ended March 31, 2000 from $58,000 for the three months ended March 31, 1999. This change reflects a decrease in cash equivalents due to cash used for acquisitions.

       INTEREST EXPENSE. Interest expense increased by $1.2 million to $1.4 million for the three months ended March 31, 2000 from $176,000 for the three months ended March 31, 1999. This change reflects an increase in the average level of borrowings during the period related to the use of cash to make several acquisitions.

       INCOME BEFORE INCOME TAXES. Income before income taxes decreased $4.8 million, or 71.2%, to $2.0 million for the three months ended March 31, 2000 from $6.8 million for the three months ended March 31, 1999. As a percentage of revenue, income before income taxes decreased to 2.4% for the three months ended March 31, 2000 from 9.4% for the three months ended March 31, 1999.

       INCOME TAXES. The Company's effective tax rate was 40.5% for the three months ended March 31, 2000 and March 31, 1999. Income taxes decreased $2.0 million or 71.2%, to $792,000 for the three months ended March 31, 2000 from $2.8 million for the three months ended March 31, 1999. As a percentage of revenue, income taxes decreased to 1.0% for the three months ended March 31, 2000 from 3.8% for the three months ended March 31, 1999.

       NET INCOME. Net income decreased $2.9 million, or 71.2%, to $1.2 million for the three months ended March 31, 2000 from $4.0 million for the three months ended March 31, 1999. As a percentage of revenue, net income decreased to 1.5% for the three months ended March 31, 2000 from 5.6% for the three months ended March 31, 1999.

       EARNINGS PER SHARE. Diluted earnings per share decreased $0.19, or 71.3%, to $0.08 for the three months ended March 31, 2000 from $0.27 for the three months ended March 31, 1999.


SELECTED QUARTERLY RESULTS AND SEASONALITY

       The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended March 31, 2000, both in dollars and as a percentage of revenue. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                              Gross Profit                Operating Income
                                                                        ------------------------     ----------------------------
                                                               $           $            % of            $                % of
STATEMENTS OF INCOME DATA                                    REVENUE     AMOUNT        REVENUE         AMOUNT          REVENUE
-------------------------                                    -------     ------        -------         ------          -------
                                                                                    (Dollars in thousands)
1997:
           March......................................       33,045       9,727         29.4            2,741             8.3
           June.......................................       35,883      10,841         30.2            3,409             9.5
           September..................................       40,569      12,580         31.0            4,314            10.6
           December...................................       43,080      13,351         31.0            4,612            10.7
1998:
           March......................................       47,110      14,346         30.5            4,663             9.9
           June.......................................       52,391      16,375         31.3            5,715            10.9
           September..................................       56,593      17,296         30.6            6,538            11.6
           December...................................       57,799      17,553         30.4            6,454            11.2
1999:
           March......................................       72,473      20,970         28.9            6,909             9.5
           June.......................................       78,309      23,023         29.4            8,393            10.7
           September..................................       81,253      24,020         29.6            7,066             8.7
           December...................................       82,611      23,951         29.0            5,874             7.1
2000:
           March......................................       80,197      22,411         28.0            3,302             4.1

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

                         LIQUIDITY AND CAPITAL RESOURCES

       In January 1997, the Company completed an initial public offering ("IPO") of 3,100,000 shares of its Common Stock at a price of $16.00 per share. Of the 3,100,000 shares, 2,300,000 shares were issued and sold by the Company and 800,000 shares were sold by a shareholder of the Company. Shortly thereafter the representatives of the several underwriters exercised their over-allotment option resulting in the sale of 465,000 shares by other shareholders of the Company. The net proceeds to the Company were approximately $33,144,000. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. The Company used $1,284,024 of the proceeds from the initial public offering during the first quarter of 1998, $363,975 during the third quarter of 1998, $10,795,772 during the fourth quarter of 1998 and $4,384,114 during the first quarter of 1999, for the acquisitions of DP Career Associates, Data Systems Technology, Inc., The Avery Group, D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC, The Professionals - Computer Management & Consulting, Inc. and Krystal Solutions, Inc. described in Note 3 of Notes to Consolidated Financial Statements. The acquisitions during 1999 caused the Company to exhaust the balance of the proceeds from the IPO and incur $82,467,071 in debt on its credit facilities as of December 31, 1999. For first quarter of 2000, the debt on its credit facilities decreased $3,066,043 to $79,401,030.

       The Company sold 34,818 shares of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan for an aggregate purchase price of $425,433 on March 31, 2000, and 25,000 shares for $386,485 on March 31, 1999.

       During 1999, certain employees exercised stock options which vested on December 31, 1997, December 31, 1998 and March 18, 1999 pursuant to the 1997 Employee Stock Option Plan. The Company issued 16,800 shares of stock for option exercises during the three months ended March 31, 2000 and 3,750 during the three months ended March 31, 1999. Total proceeds from the issuance of stock for option exercises were $273,501 and $60,000, respectively.

       The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $2,185,604 for the three months ended March 31, 2000 and consisted primarily of net income of $1,163,467, accounts payable of $1,343,863 and accrued compensation and benefits of $2,386,289 offset by increases in accounts receivable of $5,079,475. The increases in accounts receivable and accrued compensation and benefits are primarily due to delays in billing and collection caused by the integration of the Company's subsidiaries. The Company had working capital of $41,534,210 at March 31, 2000 compared to $42,047,381 at December 31, 1999.

       Net cash used in investing activities was $1,011,426 for the three months ended March 31, 2000 and included normal acquisitions of property and equipment used in operations of $842,893. The Company's investing activities also include $168,777 spent on developing new web enabled computer systems for internal use. See "New Systems Implementation."

       The Company maintains credit facilities of $125,000,000. The credit facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance at March 31, 2000 was $79,401,030. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest but no principal is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. The Company has selected a variety of LIBOR based rates and the rate on such borrowings ranged from 6.80% to 7.57% as of March 31, 2000. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

       The credit facilities contain several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limits the amount of dividends that can be paid. The covenants also impose limits on incurring other debt, limit the amount borrowed to a multiple of adjusted earnings before interest, taxes, depreciation and amortization and require a certain debt service coverage ratio to be maintained. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes. Quarterly testing dates are required for these covenants. These covenants may prevent the Company from borrowing the full amount of the credit facilities or trigger a default under the credit facilities. At March 31, 2000, approximately $45.6 million was available for borrowing without default.

       On March 20, 2000, the Company renegotiated the terms of its line of credit facilities. The change increased the Maximum Funded Debt to EBITDA ratio from 3.0 to 1.0 to 4.0 to 1.0 through September 30, 2001 and increased the Funded Debt to Capitalization ratio through December 31, 2002.

       The Company believes that the available funds under its credit facilities and cash flows from operations will be adequate to meet its needs for working capital and capital expenditures through the year 2000. These needs include the estimated earnout payments of approximately $9,300,000 included in accounts payable at March 31, 2000 and the potential earnout payment payable by the Company in 2000 on the ATS acquisition. New acquisitions, however, are likely to require additional debt and equity financing.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company has not entered into derivative financial or commodity instrument transactions. The Company is exposed to market risk due to variable interest rates on the Company's credit facilities. The Company may enter into transactions that reduce the interest rate risk. These transactions may be subject to SFAS No. 133 described above under "Recent Accounting Pronouncements". The Company's exposure to market risk from other types of financial instruments, such as accounts receivable and accounts payable, is not material.

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


ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulation S-K:

           27   Financial Data Schedule


       (b) Reports on Form 8-K during first quarter of 2000:

           None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 9th day of May, 2000.


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