Form 10-Q
period 2000-06-30
METRO INFORMATION SERVICES INC
filed 2000-08-04
CIK 1026965

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                  JUNE 30, 2000

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes No

     As of July 26, 2000, the registrant had issued and outstanding 15,122,712 shares of Common Stock, $.01 par value.

                        METRO INFORMATION SERVICES, INC.
                                    FORM 10-Q



                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
PART I.           FINANCIAL INFORMATION:

  ITEM 1.         Consolidated Statements of Income for the
                  Three Months and Six Months Ended June 30, 1999 and 2000 (unaudited)            3

                  Consolidated Balance Sheets as of
                  December 31, 1999 and June 30, 2000 (unaudited)                                 4

                  Consolidated Statement of Changes in Shareholders' Equity for the
                  Six Months Ended June 30, 2000 (unaudited)                                      5

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 1999 and 2000 (unaudited)                                              6

                  Notes to Consolidated Financial Statements (unaudited)                          7

  ITEM 2.         Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                               11

  ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                     18

PART II.           OTHER INFORMATION                                                             19

SIGNATURES                                                                                       21


PART I.           FINANCIAL INFORMATION:

ITEM 1.           FINANCIAL STATEMENTS

                               METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Three months                            Six months
                                                                ended June 30,                         ended June 30,
                                                    -------------------------------------  ------------------------------------
                                                          1999                2000               1999                 2000
                                                    -----------------   -----------------  ------------------   ---------------
Revenue                                               $  78,309,273       $  77,812,334       $ 150,782,111      $ 158,009,431
Cost of revenue                                          55,286,088          54,948,513         106,788,457        112,734,125
                                                      -------------       -------------       -------------      -------------
Gross profit                                             23,023,185          22,863,821          43,993,654         45,275,306
                                                      -------------       -------------       -------------      -------------
Selling, general and administrative expenses             13,451,298          16,724,600          26,612,251         33,877,051
Depreciation expense                                        582,476             856,410           1,105,445          1,643,164
Amortization expense (Notes 3 and 4)                        596,645           1,166,537             974,591          2,336,761
                                                      -------------       -------------       -------------      -------------
     Total operating expenses                            14,630,419          18,747,547          28,692,287         37,856,976
Restructuring charge                                             --             746,600                  --            746,600
                                                      -------------       -------------       -------------      -------------
Operating income                                          8,392,766           3,369,674          15,301,367          6,671,730
                                                      -------------       -------------       -------------      -------------
Interest income                                              16,821              35,442              74,932             80,884
Interest expense                                           (673,779)         (1,460,042)           (849,723)        (2,852,133)
                                                      -------------       -------------       -------------      -------------
     Net interest expense                                  (656,958)         (1,424,600)           (774,791)        (2,771,249)
                                                      -------------       -------------       -------------      -------------
Income before income taxes                                7,735,808           1,945,074          14,526,576          3,900,481
Income taxes                                              3,133,002             797,480           5,883,263          1,589,420
                                                      -------------       -------------       -------------      -------------
Net income                                            $   4,602,806       $   1,147,594       $   8,643,313      $   2,311,061
                                                      =============       =============       =============      =============
Net income per share:
     Basic                                            $        0.31       $        0.08       $        0.58      $        0.15
                                                      =============       =============       =============      =============
     Diluted                                          $        0.31       $        0.08       $        0.58      $        0.15
                                                      =============       =============       =============      =============
Weighted average number of shares of common stock
and potential dilutive securities outstanding:
     Basic                                               14,913,921          15,074,268          14,900,541         15,054,077
                                                      =============       =============       =============      =============
     Diluted                                             15,007,495          15,074,268          15,005,138         15,097,639
                                                      =============       =============       =============      =============

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,      June 30,
                                                             1999              2000
                                                           --------------  -----------------
                                                                             (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                             $  4,612,538   $    724,009
     Accounts receivable, net                                59,720,500     61,326,098
     Prepaid expenses                                         4,442,488      4,291,189
     Deferred income taxes                                    1,287,699      1,877,529
                                                           ------------   ------------
        Total current assets                                 70,063,225     68,218,825
Property and equipment, net                                  12,412,632     12,025,819
Goodwill and other intangibles, net (Notes 3 and 4)         107,395,150    104,695,124
Other assets                                                    307,843        290,375
                                                           ------------   ------------
        Total assets                                       $190,178,850   $185,230,143
                                                           ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $ 12,952,391   $  5,152,312
     Accrued compensation and benefits                       15,063,453     16,921,529
                                                           ------------   ------------
        Total current liabilities                            28,015,844     22,073,841


Line of credit facilities (Note 5)                           82,467,071     79,659,311
Deferred income taxes                                         1,555,131      1,920,283
                                                           ------------   ------------
        Total liabilities                                   112,038,046    103,653,435
                                                           ------------   ------------
Shareholders' equity:
        Preferred stock, $0.01 par value; authorized
          1,000,000 shares; none issued and outstanding               -              -
          Common stock, $0.01 par value; authorized
          50,000,000 shares; issued and outstanding
          15,021,552 shares at December 31, 1999,
          15,122,712 shares at June 30, 2000                    150,216        151,227
        Paid in capital                                      39,336,189     40,460,021
        Retained earnings                                    38,654,399     40,965,460
                                                           ------------   ------------
           Total shareholders' equity                        78,140,804     81,576,708
                                                           ------------   ------------
              Total liabilities and shareholders' equity   $190,178,850   $185,230,143
                                                           ============   ============

See accompanying notes to consolidated financial statements.

                    METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                    Shareholders' Equity
                                          --------------------------------------------------------------------------------
                                                   Common Stock
                                          -------------------------     Paid in      Retained
                                              Shares        Amount      Capital       Earnings        Total
                                          -----------   -----------   -----------   -----------   -----------
BALANCE AS OF DECEMBER 31, 1999            15,021,552   $   150,216   $39,336,189   $38,654,399   $78,140,804

Net proceeds from issuance of
     shares of common stock to
     Employee Stock Purchase Plan              83,760           837       840,605             -       841,442

Net proceeds from issuance of
     shares of common stock to Employee
     Incentive Stock Option Plan               17,400           174       283,227             -       283,401

Net income                                          -             -             -     2,311,061     2,311,061
                                          -----------   -----------   -----------   -----------   -----------
BALANCE AS OF JUNE 30, 2000                15,122,712   $   151,227   $40,460,021   $40,965,460   $81,576,708
                                          ===========   ===========   ===========   ===========   ===========



See accompanying notes to consolidated financial statements.

                              METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Six months
                                                                                          ended June 30,
                                                                              ---------------------------------------
                                                                                      1999              2000
                                                                              -----------------     -----------------
Cash flows from operating activities:
     Net income                                                                     $  8,643,313    $  2,311,061
     Adjustments to reconcile net income to net
          cash provided by operating activities:

       Depreciation and amortization - cost of revenue                                    21,557          24,723
       Depreciation and amortization - selling, general & administrative expenses      2,080,036       3,979,925
       Net loss on sale of property and equipment                                         13,151         384,047
       Deferred income taxes                                                             198,967        (589,830)
       Changes in operating assets and liabilities increasing (decreasing) cash, net of the effects of acquisitions:
                 Restricted cash                                                        (967,459)              -
                 Accounts receivable                                                  (4,967,140)     (1,605,598)
                 Prepaid expenses                                                     (1,019,648)        151,299
                 Other assets                                                            (80,992)         17,898
                 Accounts payable                                                     (4,393,586)       (512,916)
                 Current taxes payable                                                         -         365,152
                 Accrued compensation and benefits                                     3,200,077       1,858,076
                                                                                    ------------    ------------
                     Net cash provided by operating activities                         2,728,276       6,383,837
                                                                                    ------------    ------------

Cash flows from investing activities:
     Acquisition of property and equipment                                            (1,625,632)     (1,387,446)
     Acquisition of computer software                                                   (676,053)       (289,820)
     Acquisition of businesses                                                       (56,977,630)     (6,924,328)
     Proceeds from sale of property and equipment                                          4,227          12,145
                                                                                    ------------    ------------
                     Net cash used in investing activities                           (59,275,088)     (8,589,449)
                                                                                    ------------    ------------

Cash flows from financing activities:
     Net borrowings under line of credit                                              41,453,764      (2,807,760)
     Proceeds from issuance of shares to Employee Stock Purchase Plan                    739,768         841,442
     Proceeds from issuance of shares to Employee Incentive Stock Option Plan             77,600         283,401
                                                                                    ------------    ------------
                     Net cash provided by (used in) financing activities              42,271,132      (1,682,917)
                                                                                    ------------    ------------
Net decrease in cash and cash equivalents                                            (14,275,680)     (3,888,529)

Cash and cash equivalents at beginning of period                                      18,495,580       4,612,538
                                                                                    ------------    ------------

Cash and cash equivalents at end of period                                          $  4,219,900    $    724,009
                                                                                    ============    ============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                                         $    791,948    $  2,604,997
                                                                                    ============    ============
     Cash paid for income taxes                                                     $  6,728,902    $  1,728,030
                                                                                    ============    ============

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The information presented for June 30, 2000 and 1999, and for the three-month and six-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2000 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035). Certain 1999 amounts have been reclassified for comparability with the 2000 financial statement presentation.

         Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Results of operations of the Company include the results of operations of the subsidiaries since the acquisitions as follows:


NAME OF SUBSIDIARY                                              D/B/A                          DATE OF ACQUISITION
Metro Information Services of Northern California, Inc.         The Avery Group                December 2, 1998

Metro Information Services of Los Angeles, Inc.                 D.P. Specialists               January 1, 1999

Metro Information Services of Orange County, Inc.               The Professionals              February 1, 1999
                                                                Krystal Solutions

Metro Information Services of Pennsylvania, Inc.                Solution Technologies          March 1, 1999

Metro Information Services - ATS, Inc.                          Acuity Technology Services     August 13, 1999


2.       Restricted Cash

         Metro agreed to act as payment agent for a client on an information technology project beginning in 1998. Client approved invoices were paid out of the restricted cash held. Metro was not obligated to pay invoices that exceeded the amount of the restricted cash held. As of December 31, 1999 and June 30, 2000, the Company held no restricted cash for this client.

3.       Acquisition

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


        Assets purchased:
              Accounts receivable                                               $7,209,434
              Prepaid expenses                                                      69,319
              Property and equipment                                               263,161
              Goodwill                                                          26,122,641
              Other intangible assets                                           10,065,099
              Other assets                                                          72,058
                                                                             --------------
                  Total assets purchased                                     $ 43,801,712
                                                                             --------------

        Liabilities assumed:
              Accounts payable                                                  $1,927,912
              Accrued compensation and benefits                                  1,625,087
                                                                             --------------
                  Total liabilities assumed                                      3,552,999
                                                                             --------------
                  Purchase price                                               $40,248,713
                                                                             ==============

If ATS achieves certain predetermined financial results during a twelve-month measurement period, the Company will make an additional payment, which will be recorded as additional goodwill. The measurement period for ATS ends on August 31, 2000.

         Unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 would have been as follows had the ATS and other acquisitions completed in 1999 occurred as of the beginning of the period:


                                                              SIX MONTHS
                                                             ENDED JUNE 30,
                                                                 1999
                                                          ------------------


  (In thousands, except per share data)

   Revenue............................................         $176,778
   Net income.........................................            8,751
   Net income per share - basic.......................            $ .59
   Net income per share - diluted.....................            $ .58
   Weighted average number of shares of common stock
        and potential dilutive securities outstanding:
        Basic.........................................           14,901
        Diluted.......................................           15,005



There is no difference between the pro forma and actual consolidated results of operations for the six months ended June 30, 2000 since the acquisitions occurred before January 1, 2000.

4.    Goodwill and Other Intangible Assets

      Goodwill and other intangible assets represent the excess of cost over fair value of net tangible assets acquired through acquisitions and are amortized on a straight-line basis over their estimated useful lives, generally 30 years and 3 to 20 years, respectively. Management periodically assesses whether there has been a permanent impairment in the value of goodwill and other intangible assets. Impairment is determined by comparing anticipated undiscounted future cash flows to the carrying value of the related goodwill and other intangible assets. If such assets are considered impaired, the impairment is measured by which the carrying amount of the assets exceeds the fair value of the assets.

5.       Credit Facilities

The Company maintains credit facilities of $125,000,000. The facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance on these facilities as of June 30, 2000 was $79,659,311. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest, but no principal, is payable monthly. The interest rates on the Company's facilities change from time to time. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The Company has selected a variety of LIBOR based rates and the rate on such borrowings ranged from 6.87% to 7.49% on June 30, 2000. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

       On March 20, 2000, the Company renegotiated the terms of its line of credit facilities. The change increased the Maximum Funded Debt to EBITDA ratio from 3.0 to 1.0 to 4.0 to 1.0 through September 30, 2001 and increased the Funded Debt to Capitalization ratio to 65% through December 31, 2000 and 60% through December 31, 2001.

6.       Earnings Per Share

         The following reconciles the numerators and denominators of the basic and diluted earnings per share computations of net income:


                                                                                SHARES
                                                          NET INCOME          OUTSTANDING           EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 1999                  (NUMERATOR)        (DENOMINATOR)          PER SHARE
----------------------------------------                  -----------        -------------          ---------

Basic Earnings Per Share...........................         $4,602,806          14,913,921            $   0.31
                                                            ==========                                ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding.................                                 93,574
                                                                                ----------
Diluted Earnings Per Share.........................         $4,602,806          15,007,495            $   0.31
                                                            ==========          ==========            ========

                                                                                SHARES
                                                          NET INCOME          OUTSTANDING           EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2000                  (NUMERATOR)        (DENOMINATOR)          PER SHARE
----------------------------------------                  -----------        -------------          ---------

Basic Earnings Per Share...........................         $1,147,594          15,074,268            $   0.08
                                                            ==========                                ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding.................                                      -
                                                                                ----------
Diluted Earnings Per Share.........................         $1,147,594          15,074,268            $   0.08
                                                            ==========          ==========            ========



                                                                                 SHARES
                                                          NET INCOME           OUTSTANDING         EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 1999                    (NUMERATOR)         (DENOMINATOR)       PER SHARE
--------------------------------------                    -----------         -------------       ---------
Basic Earnings Per Share...........................         $8,643,313          14,900,541            $   0.58
                                                            ==========                                ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding.................                                104,597
                                                                                ----------
Diluted Earnings Per Share.........................         $8,643,313          15,005,138            $   0.58
                                                            ==========          ==========            ========



                                                                                 SHARES
                                                          NET INCOME           OUTSTANDING           EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2000                    (NUMERATOR)         (DENOMINATOR)         PER SHARE
--------------------------------------                    -----------         -------------         ---------
Basic Earnings Per Share...........................         $2,311,061          15,054,077            $   0.15
                                                            ==========                                ========
Effect of Dilutive Securities - Incentive
   Stock Options deemed outstanding................                                 43,562
                                                                                ----------
Diluted Earnings Per Share.........................         $2,311,061          15,097,639            $   0.15
                                                            ==========          ==========            ========


7.       Restructuring Liabilities

         On May 25, 2000, the Company's Executive Management approved a plan to close eight of its smaller offices and combine operations in two other markets. The locations to be closed or merged, the individuals to be terminated and the amounts to be paid are specifically identified in the plan.

         By June 2, 2000 offices located in Memphis, Milwaukee, Minneapolis, Orlando, Pittsburgh, Portland, Sacramento, and Salt Lake City had been closed. By June 30, 2000, all of the employees at these closed locations identified to be terminated had been terminated and all severance paid. Revenue from the closed offices amounted to less than 1.5% of the Company's 1999 revenue.

         During June 2000, the Company recorded a restructuring charge of $746,600 ($440,494 or $0.03 per share net of tax benefit) which appears in the Income Statement under the caption "Restructuring Charge". The charge represents management's estimate of the ultimate obligations associated with executing the plan at the time the estimates were made. The restructuring charge for costs to exit certain facilities may change if closed office space is subleased. The Company expects to complete all steps in the restructuring plan by May 31, 2001.

         The following table shows the initial accruals made by the Company and the remaining liability as of June 30, 2000:



                                                                        COSTS
                                                                       INCURRED
                                                   INITIAL             THROUGH           REVISION TO       BALANCE AS OF
                                                   BALANCE          JUNE 30, 2000         ESTIMATES        JUNE 30, 2000
                                               ----------------    ----------------    --------------     ---------------

Cost to exit certain facilities                       $608,233            $ 76,645      $          -            $531,588
Severance and termination related accruals             114,767              93,267                 -              21,500
Relocation costs                                        23,600                   -                 -              23,600
                                               ----------------    ----------------    --------------      --------------
Total restructuring costs                             $746,600           $ 169,912      $          -            $576,688
                                               ================    ================    ==============     ===============


         As a result of the closings and planned mergers, the Company identified fixed assets and leasehold improvements that it would retire or abandon. The carrying value of these retired and abandoned assets has been adjusted to net realizable value in accordance with Financial Accounting Standards Board Opinion No. 121 and the adjustment has been included as an expense in the second quarter 2000 Income Statement under the caption "Operating Expenses". This adjustment totaled $343,000 ($202,370 or $0.01 per share net of tax benefit).

PART I
ITEM 2:


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CAUTIONARY STATEMENT UNDER THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: INCLUDED IN THIS REPORT AND OTHER INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, ANNUAL REPORTS TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES, ANALYST'S CONFERENCE CALLS AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE MADE. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "SEEKS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FUTURE EVENTS AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT
LIMITATION: THE COMPANY'S ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS, THE COMPANY'S ABILITY TO EFFECTIVELY IDENTIFY, MANAGE AND INTEGRATE ACQUISITIONS, CHANGES IN CONSULTANT UTILIZATION AND PRODUCTIVITY RATES, THE COMPANY'S ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL SERVICE OFFERINGS, CLIENT DECISIONS TO REDUCE OR INCREASE IT SERVICES OUTSOURCING, EARLY TERMINATION OF CLIENT CONTRACTS WITHOUT PENALTY, CHANGES IN THE COMPANY'S DEPENDENCE ON SIGNIFICANT CLIENTS, CHANGES IN GROSS MARGINS DUE TO A VARIETY OF FACTORS (INCLUDING INCREASED WAGE AND BENEFIT COSTS THAT ARE NOT OFFSET BY BILL RATE INCREASES), THE TYPES OF SERVICES PERFORMED BY THE COMPANY DURING A PARTICULAR PERIOD AND COMPETITION. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE COMPANY'S FISCAL YEAR ENDS ON DECEMBER 31.

                                    OVERVIEW

         Metro Information Services, Inc. provides a wide range of information technology ("IT") consulting and custom software development services and solutions in 36 metropolitan markets in the United States and Puerto Rico. The Company's more than 2,400 consultants, 61% of whom were salaried on June 30, 2000, work on all aspects of computer systems and applications development. Services and solutions performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports client projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix and DB2. The Company also implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

         Metro's clients operate in a wide variety of industries including communications, distribution, retail, financial services, government, health care, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended June 30, 2000, the Company performed IT services for 798 clients (excluding clients that generated less than $25,000 in revenue during such period).

         IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing arrangements. Substantially all services are billed on a time and materials basis. During the three months ended June 30, 2000, the Company estimates that supplemental IT services accounted for more than 90% and project outsourcing accounted for less than 10% of the Company's revenue, although the Company wants to increase the percentage of project outsourcing it performs.

         Between June 30, 1999 and June 30, 2000, the number of full time consultants decreased from 2,621 to

2,470, including consultants gained through acquisitions. In addition, over the same period, the Company increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants. The focus for revenue growth in 2000 will be derived primarily from increases in the number of consultants placed with existing and new clients.

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

         The Company's financial statements do not include the effect of certain payments the Company may be required to make to ATS if ATS meets certain predetermined financial results. If ATS achieves certain predetermined financial results during a twelve-month measurement period, the Company will make an additional payment, which will be recorded as additional goodwill. The measurement period is August 31, 2000 for ATS. At present, the Company estimates the additional payment may be in the range of $9,000,000 to $14,000,000. Once the additional payment amount is known it will be recorded as goodwill in the Company's financial statements.

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

                              RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:


                                                                        PERCENTAGE OF REVENUE
                                                   -----------------------------------------------------------
                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                   ----------------------------    ---------------------------
                                                        1999          2000             1999           2000
                                                        ----          ----             ----           ----
Revenue........................................           100.0%          100.0%          100.0%         100.0%
Cost of revenue................................            70.6            70.6            70.8           71.3
                                                   ------------   -------------    ------------   ------------
Gross profit...................................            29.4            29.4            29.2           28.7
                                                   ------------   -------------    ------------   ------------
Selling, general and administrative expenses...            17.2            21.5            17.7           21.4
Depreciation expense...........................             0.7             1.1             0.7            1.0
Amortization expense...........................             0.8             1.5             0.6            1.5
                                                   ------------   -------------    ------------   ------------
Total operating expenses.......................            18.7            24.1            19.0           23.9
                                                   ------------   -------------    ------------   ------------
Restructuring charge...........................             0.0             1.0             0.0            0.5
                                                   ------------   -------------    ------------   ------------
Operating income...............................            10.7             4.3            10.2            4.3
                                                   ------------   -------------    ------------   ------------
Interest income................................               -               -               -              -
Interest expense...............................            (0.8)           (1.8)           (0.6)          (1.8)
                                                   ------------   -------------    ------------   ------------
Net interest expense...........................            (0.8)           (1.8)           (0.6)          (1.8)
                                                   ------------   -------------    ------------   ------------
Income before income taxes.....................             9.9             2.5             9.6            2.5
Income taxes...................................             4.0             1.0             3.9            1.0
                                                   ============   =============    ============   ============
Net income.....................................             5.9%            1.5%            5.7%           1.5%
                                                   ============   =============    ============   ============



                                                                           PERCENTAGE CHANGE
                                                                             2000 OVER 1999
                                                     --------------------------------------------------------------
                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                                     --------------------------        ----------------------------
Revenue........................................                (1.0)%                              4.8%
Cost of revenue................................                (1.0)%                              5.6%
Gross profit...................................                (1.0)%                              2.9%
Selling, general and administrative expenses...                 24.3%                             27.3%
Depreciation expense...........................                 47.0%                             48.6%
Amortization expense...........................                 N/M                               N/M
Total operating expenses.......................                 28.1%                             31.9%
Restructuring charge...........................                100.0%                            100.0%
Operating income...............................               (59.9)%                           (56.4)%
Interest income................................                110.7%                              7.9%
Interest expense...............................                 N/M                               N/M
Income before income taxes.....................               (74.9)%                           (73.2)%
Income taxes...................................               (74.6)%                           (73.0)%
Net income.....................................               (75.1)%                           (73.3)%


-------------
N/M - Not Meaningful

         THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         REVENUE. Revenue decreased $0.5 million, or 1%, to $77.8 million for the three months ended June 30, 2000 from $78.3 million for the three months ended June 30, 1999. Excluding the ATS acquisition, revenue decreased $14.0 million or 17.8%. The decline in revenue is a result of a declining consultant count during the last half of 1999 and the first half of 2000 brought on by the transition from mainframe to e-Business skilled consultants, slower revenue growth in existing offices, lower bill rate increases and more non-billable consultant time as compared with the first half of 1999.

         COST OF REVENUE. Cost of revenue decreased $0.3 million, or 1%, to $55 million for the three months ended June 30, 2000 from $55.3 million for the three months ended June 30, 1999. As a percentage of revenue, cost of revenue remained at 70.6% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

         GROSS PROFIT. Gross profit decreased $160,000, or 1%, to $22.8 million for the three months ended June 30, 2000 from $23 million for the three months ended June 30, 1999. As a percentage of revenue, gross profit remained at 29.4% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.2 million, or 24.3%, to $16.7 million for the three months ended June 30, 2000 from $13.4 million for the three months ended June 30, 1999. As a percentage of revenue, selling, general and administrative expenses increased to 21.5% for the three months ended June 30, 2000 from 17.2% for the three months ended June 30, 1999. This increase is primarily due to the Company's sales, marketing and e-Business initiatives and one-time costs related to the offices closed on May 31, 2000. These one-time costs total $343,000 and represent a write-down of the value of retired or abandoned assets to net realizable value in accordance with Financial Accounting Standards Board Opinion No. 121.

         DEPRECIATION EXPENSE. Depreciation expense increased $274,000, or 47%, to $856,000 for the three months ended June 30, 2000 from $582,000 for the three months ended June 30, 1999. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense increased 0.4% to 1.1% for the three months ended June 30, 2000 from 0.7% for the three months ended June 30, 1999.

         AMORTIZATION EXPENSE. Amortization expense increased $571,000 to $1,167,000 for the three months ended June 30, 2000 from $596,000 for the three months ended June 30, 1999. This increase is attributable to amortization of goodwill related to the Company's acquisitions completed during 1999. As a percentage of revenue, amortization expense increased to 1.5% for the three months ended June 30, 2000 from 0.8% for the three months ended June 30, 1999.

         RESTRUCTURING CHARGE. For the three months ended June 30, 2000, the Company recorded a restructuring charge of $747,000 related to the office closings and combinations announced May 31, 2000. The charge represents management's estimate of the ultimate obligations associated with executing the plan at the time the estimates were made. The restructuring charge for costs to exit certain facilities may change if closed office space is subleased. The Company expects to complete all steps in the restructuring plan by May 31, 2001.

         OPERATING INCOME. Operating income decreased $5.0 million, or 59.9%, to $3.4 million for the three months ended June 30, 2000 from $8.4 million for the three months ended June 30, 1999. As a percentage of revenue, operating income decreased to 4.3% for the three months ended June 30, 2000 from 10.7% for the three months ended June 30, 1999. The decline in operating income margin is result of higher selling, general and administrative expenses, higher depreciation and amortization expenses, and a one-time restructuring charge of $747,000.

         INTEREST INCOME. Interest income increased by $19,000 or 110.7%, to $35,000 for the three months ended June 30, 2000 from $17,000 for the three months ended June 30, 1999.

         INTEREST EXPENSE. Interest expense increased by $786,000 or 116.7%, to $1,460,000 for the three months ended June 30, 2000 from $674,000 for the three months ended June 30, 1999. This change reflects an increase in the average level of borrowings during the period related to the use of cash to make the ATS and other 1999 acquisitions.

         INCOME BEFORE INCOME TAXES. Income before income taxes decreased $5.8 million, or 74.9%, to $1.9 million for the three months ended June 30, 2000 from $7.7 million for the three months ended June 30, 1999. As a percentage of revenue, income before income taxes decreased to 2.5% for the three months ended June 30, 2000 from 9.9% for the three months ended June 30, 1999.

         INCOME TAXES. The Company's effective tax rate increased to 41.0% for the three months ended June 30, 2000 as compared to 40.5% for the three months ended June 30, 1999. Income taxes decreased $2.3 million or 74.6%, to $0.8 million for the three months ended June 30, 2000 from $3.1 million for the three months ended June 30, 1999. As a percentage of revenue, income taxes decreased to 1.0% for the three months ended June 30, 2000 from 4.0% for the three months ended June 30, 1999. These decreases are a result of the earnings decline the Company has experienced over the last 12 months.

         NET INCOME. Net income decreased $3.5 million, or 75.1%, to $1.1 million for the three months ended June 30, 2000 from $4.6 million for the three months ended June 30, 1999. As a percentage of revenue, net income decreased to 1.5% for the three months ended June 30, 2000 from 5.9% for the three months ended June 30, 1999.

         EARNINGS PER SHARE. Diluted earnings per share decreased $0.23, or 74.2%, to $0.08 for the three months ended June 30, 2000 from $0.31 for the three months ended June 30, 1999.

         SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1999

         REVENUE. Revenue increased $7.2 million, or 4.8%, to $158.0 million for the six months ended June 30, 2000 from $150.8 million for the six months ended June 30, 1999. Of this increase, 26.1 million is attributable to the 1999 ATS acquisition. Excluding the ATS acquisition revenue decreased $18.9 million or 12.5%. The decline in revenue is a result of a declining consultant count during the last half of 1999 and the first half of 2000 brought on by the transition from mainframe to e-Business skilled consultants, slower revenue growth in existing offices, lower bill rate increases and more non-billable consultant time as compared with the first half of 1999.

         COST OF REVENUE. Cost of revenue increased $5.9 million, or 5.6%, to $112.7 million for the six months ended June 30, 2000 from $106.8 million for the six months ended June 30, 1999. Cost of revenue increased primarily due to compensation and benefits associated with growth in the number of consultants, including consultants added through acquisitions. As a percentage of revenue, cost of revenue increased to 71.3% for the six months ended June 30, 2000 from 70.8% for the six months ended June 30, 1999. Cost of revenue rose due to lower utilization of salaried consultants during the six months ended June 30, 2000. Salaried consultants are paid even if they are not billing.

         GROSS PROFIT. Gross profit increased $1.3 million, or 2.9%, to $45.3 million for the six months ended June 30, 2000 from $44.0 million for the six months ended June 30, 1999. As a percentage of revenue, gross profit decreased to 28.7% for the six months ended June 30, 2000 from 29.2% for the six months ended June 30, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.3 million, or 27.3%, to $33.9 million for the six months ended June 30, 2000 from $26.6 million for the six months ended June 30, 1999. As a percentage of revenue, selling, general and administrative expenses increased to 21.4% for the six months ended June 30, 2000 from 17.7% for the six months ended June 30, 1999. This increase is primarily due to the Company's sales, marketing and e-Business initiatives and one-time costs related to the offices closed on May 31, 2000. These one-time costs total $343,000 and represent a write-down of the value of retired or abandoned assets to net realizable value in accordance with Financial Accounting Standards Board Opinion No. 121.

         DEPRECIATION EXPENSE. Depreciation expense increased $538,000, or 48.6%, to $1,643,000 for the six months ended June 30, 2000 from $1,105,000 for the six months ended June 30, 1999. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense increased to 1.1% for the six months ended June 30, 2000 from 0.7% for the six months ended June 30, 1999.

         AMORTIZATION EXPENSE. Amortization expense increased $1,362,000 to $2,337,000 for the six months ended June 30, 2000 from $975,000 for the six months ended June 30, 1999. This increase is attributable to amortization of goodwill related to the Company's acquisitions completed during 1999. As a percentage of revenue, amortization expense increased to 1.5% for the three months ended June 30, 2000 from 0.6% for the six months ended June 30, 1999.

         RESTRUCTURING CHARGE. For the three months ended June 30, 2000, the Company has recorded a restructuring charge of $747,000 related to the office closings and combinations announced May 31, 2000. The charge represents management's estimate of the ultimate obligations associated with executing the plan at the time the estimates were made. The restructuring charge for costs to exit certain facilities may change if closed office space is subleased. The Company expects to complete all steps in the restructuring plan by May 31, 2001.

         OPERATING INCOME. Operating income decreased $8.6 million, or 56.4%, to $6.7 million for the six months ended June 30, 2000 from $15.3 million for the six months ended June 30, 1999. As a percentage of revenue, operating income decreased to 4.3% for the six months ended June 30, 2000 from 10.2% for the six months ended June 30, 1999. The decline in operating income margin is result of higher selling, general and administrative expenses, higher depreciation and amortization expenses, and a one-time restructuring charge of $747,000.

         INTEREST INCOME. Interest income increased by $6,000, or 7.9%, to $81,000 for the six months ended June 30, 2000 from $75,000 for the six months ended June 30, 1999.

         INTEREST EXPENSE. Interest expense increased by $2.0 million to $2.8 million for the six months ended June 30, 2000 from $850,000 for the six months ended June 30, 1999. This change reflects an increase in the average level of borrowings during the period related to the use of cash to make the ATS and other 1999 acquisitions.

         INCOME BEFORE INCOME TAXES. Income before income taxes decreased $10.6 million, or 73.2%, to $3.9 million for the six months ended June 30, 2000 from $14.5 million for the six months ended June 30, 1999. As a percentage of revenue, income before income taxes decreased to 2.5% for the six months ended June 30, 1999. As a percentage of revenue, income before income taxes decreased to 2.5% for the six months ended June 30, 2000 from 9.6% for the six months ended June 30, 1999.

         INCOME TAXES. The Company's effective tax rate was 40.7% for the six months ended June 30, 2000 and 40.5% for the six months ended June 30, 1999. Income taxes decreased $4.3 million or 73.3%, to $1.6 million for the six months ended June 30, 2000 from $5.9 million for the six months ended June 30, 1999. As a percentage of revenue, income taxes decreased to 1.0% for the six months ended June 30, 2000 from 3.9% for the six months ended June 30, 1999. These decreases are a result of the earnings decline the Company has experienced over the last 12 months.

         NET INCOME. Net income decreased $6.3 million, or 73.3%, to $2.3 million for the six months ended June 30, 2000 from $8.6 million for the six months ended June 30, 1999. As a percentage of revenue, net income decreased to 1.5% for the six months ended June 30, 2000 from 5.7% for the six months ended June 30, 1999.

         EARNINGS PER SHARE. Diluted earnings per share decreased $0.43, or 74.1%, to $0.15 for the six months ended June 30, 2000 from $0.58 for the six months ended June 30, 1999.

SELECTED QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended June 30, 2000, both in dollars and as a percentage of revenue. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.


                                                                        GROSS PROFIT             OPERATING INCOME
                                                                    -------------------       ----------------------
                                                             $        $          % of           $             % of
STATEMENTS OF INCOME DATA                                 REVENUE   AMOUNT      REVENUE       AMOUNT         REVENUE
                                                                           (Dollars in thousands)
1997:
         June.........................................     35,883    10,841       30.2         3,409            9.5
         September....................................     40,569    12,580       31.0         4,314           10.6
         December.....................................     43,080    13,351       31.0         4,612           10.7
1998:
         March........................................     47,110    14,346       30.5         4,663            9.9
         June.........................................     52,391    16,375       31.3         5,715           10.9
         September....................................     56,593    17,296       30.6         6,538           11.6
         December.....................................     57,799    17,553       30.4         6,454           11.2
1999:
         March........................................     72,473    20,970       28.9         6,909            9.5
         June.........................................     78,309    23,023       29.4         8,393           10.7
         September....................................     81,253    24,020       29.6         7,066            8.7
         December.....................................     82,611    23,951       29.0         5,874            7.1
2000:
         March........................................     80,197    22,411       28.0         3,302            4.1
         June.........................................     77,812    22,864       29.4         3,370            4.3


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

                         LIQUIDITY AND CAPITAL RESOURCES

         The acquisitions during 1999 caused the Company to incur $82,467,071 in debt on its credit facilities as of December 31, 1999. For second quarter of 2000, the debt on its credit facilities decreased $2,897,760 to $79,659,311.

         The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $6,383,837 for the six months ended June 30, 2000 and consisted primarily of net income of $2,311,061 and accrued compensation and benefits of $1,858,076 offset by increases in accounts receivable of $1,605,598. The Company had working capital of $46,144,948 at June 30, 2000 compared to $42,047,381 at December 31, 1999.

         Net cash used in investing activities was $8,589,449 for the six months ended June 30, 2000 and included the $7,837,164 earnout payment for the 1999 acquisition of DP Specialists. The Company also spent $1,387,446 on normal acquisitions of property and equipment used in operations.

         The Company maintains credit facilities of $125,000,000. The credit facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance at June 30, 2000 was $79,659,311. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest but no principal is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates which increase as the balance outstanding under the facilities increases. The Company has selected a variety of LIBOR based rates and the rate on such borrowings ranged from 6.87% to 7.49% as of June 30, 2000. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

       The credit facilities contain several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limits the amount of dividends that can be paid. The covenants also impose limits on incurring other debt, limit the amount borrowed to a multiple of adjusted earnings before interest, taxes, depreciation and amortization and require a certain debt service coverage ratio to be maintained. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes. Quarterly testing dates are required for these covenants. These covenants may prevent the Company from borrowing the full amount of the credit facilities or trigger a default under the credit facilities. At June 30, 2000, approximately $26.8 million was available for additional borrowing without default.

       On March 20, 2000, the Company renegotiated the terms of its line of credit facilities. The change increased the Maximum Funded Debt to EBITDA ratio from 3.0 to 1.0 to 4.0 to 1.0 through September 30, 2001 and increased the Funded Debt to Capitalization ratio to 65% through December 31, 2000 and 60% through December 31, 2001.

         The Company believes that the available funds under its credit facilities and cash flows from operations will be adequate to meet its needs for working capital and capital expenditures through the year 2000. These needs include the estimated earnout payments of approximately $9,000,000 to $14,000,000. New acquisitions, however, are likely to require additional debt and equity financing.

         The Company sold 83,760 shares of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan for an aggregate purchase price of $841,442 during the six months ended June 30, 2000 and 50,000 shares for $739,768 during the six months ended June 30, 1999.

         During 1999, certain employees exercised stock options which vested on December 31, 1997, December 31, 1998 and March 18, 1999 pursuant to the 1997 Employee Stock Option Plan. The Company issued 17,400 shares of stock for option exercises during the six months ended June 30, 2000 and 4,850 during the six months ended June 30,

1999. Total proceeds from the issuance of stock for option exercises were $283,401 and $77,600, respectively.

YEAR 2000 ISSUES

         The Company has not experienced and management is not aware of clients who have experienced any material Year 2000 problems.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning June 15, 2000. In June 2000, SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, was released as an amendment to SFAS No. 133. SFAS No. 138 amends and clarifies a limited number of issues in SFAS No. 133 that have caused application difficulties. The Company does not expect SFAS No. 133 or SFAS No. 138 to have a material effect on its financial condition or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The bulletin does not change existing rules on revenue recognition. Implementation of SAB 101 was extended by SAB 101B to the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect SAB 101 to have a material effect on its financial condition or results of operations.

      The Financial Accounting Standards Board (FASB) has proposed a new statement that would require all business combinations to be recorded using the purchase method of accounting and any resulting excess purchase price over the fair value of acquired net assets would be charged to earnings over a period not to exceed 20 years. The proposal would also allow the reporting of earnings per share excluding amortization of goodwill and other intangibles. The proposed accounting would be effective for business combinations after the effective date. The actual pronouncement, if issued, will likely have changes from the exposure draft. If issued, this pronouncement would increase the amortization charge against earnings for any subsequent business combinations due to the 20-year amortization period requirement. The Company has previously used a 30-year life for goodwill. As a result of these changes, the Company believes investors may place increasing emphasis on net income before amortization of purchased intangible assets, net of tax effects, per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has not entered into derivative financial or commodity instrument transactions. The Company is exposed to market risk due to variable interest rates on the Company's credit facilities. The Company may enter into transactions that reduce the interest rate risk. These transactions may be subject to SFAS No. 133 and SFAS No. 138 described above under "Recent Accounting Pronouncements". The Company's exposure to market risk from other types of financial instruments, such as accounts receivable and accounts payable, is not material.

PART II.  OTHER INFORMATION:

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Annual Meeting of Shareholders of Metro Information Services, Inc. held on June 13, 2000 the following matters were voted on with the results indicated below.

                  1) Election of one Class 1 Director to serve for a term of three years or until a successor is elected.

                                                FOR               WITHHELD
                                                ---               --------
                  John H. Fain               13,154,565          1,202,528

                  The term of office of directors Ray E. Becker, Andrew J. Downing and Robert J. Eveleigh, and A. Eugene Loving, Jr. continued after the meeting.

                  2) Amendment of the Metro Information Services, Inc. Articles of Incorporation.

                           FOR                 AGAINST              ABSTAIN
                           ---                 -------              -------
                       12,150,827              180,125              19,144

                  This vote was sufficient under Virginia law and under the Company's article of incorporation to amend the articles as presented.

                  3) Ratification of the appointment of KPMG LLP as Independent Auditors for the Company for the year ending December 31, 2000.

                            FOR                AGAINST              ABSTAIN
                            ---                -------              -------
                       14,203,902              140,272              12,919



ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits required by Item 601 of Regulation S-K:

                           2.1  Audit Committee Charter, dated June 12, 2000

                           3.1 Amended and Restated Articles of Incorporation, effective as of June 13, 2000

                           3.2 Amended and Restated By-laws, effective as of June 13, 2000

                          10.1 Registrant's 1997 Employee Stock Purchase Plan as amended and restated through January 1, 2000

                          27    Financial Data Schedule


             (b)      Reports on Form 8-K during second quarter of 2000:

                  Press release dated May 31, 2000, reporting office closings and reduction in staff.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 4th day of August, 2000.



                                         Metro Information Services, Inc.

                                      By      /s/  JOHN H. FAIN
                                         ----------------------------------
                                                   John H. Fain
                                    PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER



                                      By      /s/  ROBERT J. EVELEIGH
                                         ----------------------------------
                                                   Robert J. Eveleigh
                                             PRINCIPAL FINANCIAL OFFICER