Form 10-Q
period 2000-09-30
METRO INFORMATION SERVICES INC
filed 2000-11-03
CIK 1026965

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                            --------------------

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                             SEPTEMBER 30, 2000

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

      Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

      As of October 27, 2000, the registrant had issued and outstanding 15,172,712 shares of Common Stock, $.01 par value.





--------------------------------------------------------------------------------

                      METRO INFORMATION SERVICES, INC.
                                 FORM 10-Q

                             TABLE OF CONTENTS


                                                                                           Page
                                                                                         Number
                                                                                         ------
PART I.     FINANCIAL INFORMATION:

  ITEM 1.   Consolidated Statements of Income for the
            Three Months and Nine Months Ended September 30, 1999 and 2000 (unaudited)        3

            Consolidated Balance Sheets as of
            December 31, 1999 and September 30, 2000 (unaudited)                              4

            Consolidated Statement of Changes in Shareholders' Equity for the
            Nine Months Ended September 30, 2000 (unaudited)                                  5

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1999 and 2000 (unaudited)                         6

            Notes to Consolidated Financial Statements (unaudited)                            7

  ITEM 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations                                 11

  ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk                       19

PART II.    OTHER INFORMATION                                                                20

SIGNATURES                                                                                   21

PART I.     FINANCIAL INFORMATION:

ITEM 1.     FINANCIAL STATEMENTS


                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three months                          Nine months
                                                               ended September 30,                   ended September 30,
                                                        --------------------------------      --------------------------------
                                                            1999               2000               1999               2000
                                                        -------------      -------------      -------------      -------------
Revenue                                                 $  81,253,123      $  77,879,673      $ 232,035,234      $ 235,889,103
Cost of revenue                                            57,232,789         54,265,344        164,021,246        166,999,469
                                                        -------------      -------------      -------------      -------------
Gross profit                                               24,020,334         23,614,329         68,013,988         68,889,634
                                                        -------------      -------------      -------------      -------------
Selling, general and administrative expenses               15,383,816         17,270,771         41,996,067         51,147,822
Depreciation expense                                          730,249            783,709          1,835,694          2,426,873
Amortization expense (Notes 3 and 4)                          840,115          1,204,897          1,814,706          3,541,657
                                                        -------------      -------------      -------------      -------------
     Total operating expenses                              16,954,180         19,259,377         45,646,467         57,116,352
Restructuring charge                                               --           (329,721)                --            416,879
                                                        -------------      -------------      -------------      -------------
Operating income                                            7,066,154          4,684,673         22,367,521         11,356,403
                                                        -------------      -------------      -------------      -------------
Interest income                                                31,126              7,063            106,058             87,947
Interest expense (Note 2)                                    (865,177)        (2,381,898)        (1,714,900)        (5,234,031)
                                                        -------------      -------------      -------------      -------------
     Net interest expense                                    (834,051)        (2,374,835)        (1,608,842)        (5,146,084)
                                                        -------------      -------------      -------------      -------------

Income before income taxes                                  6,232,103          2,309,838         20,758,679          6,210,319
Income taxes                                                2,524,002          1,131,821          8,407,265          2,721,241
                                                        -------------      -------------      -------------      -------------
Net income                                              $   3,708,101      $   1,178,017      $  12,351,414      $   3,489,078
                                                        =============      =============      =============      =============
Net income per share:
     Basic                                              $        0.25      $        0.08      $        0.83      $        0.23
                                                        =============      =============      =============      =============
     Diluted                                            $        0.25      $        0.08      $        0.82      $        0.23
                                                        =============      =============      =============      =============
Weighted average number of shares of common stock
    and potential dilutive securities outstanding:
     Basic                                                 14,940,792         15,123,255         14,914,106         15,077,304
                                                        =============      =============      =============      =============
     Diluted                                               14,953,416         15,123,281         14,988,045         15,084,378
                                                        =============      =============      =============      =============

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,   September 30,
                                                                 1999             2000
                                                             -------------    -------------
                                                                               (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                $  4,612,538     $    198,449
     Accounts receivable, net                                   59,720,500       63,894,145
     Prepaid expenses                                            4,442,488        3,329,899
     Other current assets, net (Note 2)                                 --        1,760,917
     Deferred income taxes                                       1,287,699        2,476,861
                                                              ------------     ------------
        Total current assets                                    70,063,225       71,660,271
Property and equipment, net                                     12,412,632       11,922,368
Goodwill and other intangibles, net (Notes 3 and 4)            107,395,150      117,092,227
Other assets                                                       307,843          278,870
                                                              ------------     ------------
        Total assets                                          $190,178,850     $200,953,736
                                                              ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $  4,202,391     $  6,804,399
     Earnouts payable                                            8,750,000       12,600,000
     Accrued compensation and benefits                          15,063,453       17,967,213
                                                              ------------     ------------
        Total current liabilities                               28,015,844       37,371,612

Line of credit facilities (Note 5)                              82,467,071       78,345,955
Deferred income taxes                                            1,555,131        2,189,244
                                                              ------------     ------------
        Total liabilities                                      112,038,046      117,906,811
                                                              ------------     ------------
Shareholders' equity:
        Preferred stock, $0.01 par value; authorized
          1,000,000 shares; none issued and outstanding                 --               --
        Common stock, $0.01 par value; authorized
          50,000,000 shares; issued and outstanding
          15,021,552 shares at December 31, 1999,
          15,172,712 shares at September 30, 2000                  150,216          151,727
        Paid in capital                                         39,336,189       40,751,721
        Retained earnings                                       38,654,399       42,143,477
                                                              ------------     ------------
           Total shareholders' equity                           78,140,804       83,046,925
                                                              ------------     ------------
              Total liabilities and shareholders' equity      $190,178,850     $200,953,736
                                                              ============     ============

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                      Shareholders' Equity
                                            ---------------------------------------------------------------------------
                                                  Common Stock
                                            ---------------------------       Paid in         Retained
                                              Shares          Amount          Capital         Earnings         Total
                                            -----------     -----------     -----------     -----------     -----------
BALANCE AS OF DECEMBER 31, 1999              15,021,552     $   150,216     $39,336,189     $38,654,399     $78,140,804

Net proceeds from issuance of
     shares of common stock under
     Employee Stock Purchase Plan               133,760           1,337       1,132,305              --       1,133,642

Net proceeds from issuance of
     shares of common stock under Employee
     Incentive Stock Option Plan                 17,400             174         283,227              --         283,401

Net income                                           --              --              --       3,489,078       3,489,078
                                            -----------     -----------     -----------     -----------     -----------

BALANCE AS OF SEPTEMBER 30, 2000             15,172,712     $   151,727     $40,751,721     $42,143,477     $83,046,925
                                            ===========     ===========     ===========     ===========     ===========



See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Nine months
                                                                                          ended September 30,
                                                                                    --------------------------------
                                                                                        1999               2000
                                                                                    -------------      -------------
Cash flows from operating activities:
    Net income                                                                      $  12,351,414      $   3,489,078
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization - cost of revenue                                      33,857             34,090
      Depreciation and amortization - operating expenses                                3,650,400          5,968,530
      Net loss on sale of property and equipment                                           18,156            389,204
      Deferred income taxes                                                               670,096           (555,049)
      Allowance for uncollectible sales tax                                                    --            586,286
      Changes in operating assets and liabilities increasing
         (decreasing) cash, net of the effects of acquisitions:
             Restricted cash                                                           (1,186,020)                --
             Accounts receivable                                                       (5,930,302)        (4,173,645)
             Prepaid expenses                                                          (3,906,816)         1,112,589
             Other current assets                                                              --         (2,347,203)
             Other assets                                                                (189,531)            28,973
             Accounts payable                                                          (5,245,831)         2,602,008
             Accrued compensation and benefits                                          6,195,391          2,903,760
                                                                                    -------------      -------------
               Net cash provided by operating activities                                6,460,814         10,038,621
                                                                                    -------------      -------------

Cash flows from investing activities:
    Acquisition of property and equipment                                              (2,431,706)        (1,838,420)
    Acquisition of computer software                                                     (856,652)          (549,587)
    Acquisition of businesses                                                         (97,159,838)        (9,389,165)
    Proceeds from sale of property and equipment                                            4,227             28,535
                                                                                    -------------      -------------
               Net cash used in investing activities                                 (100,443,969)       (11,748,637)
                                                                                    -------------      -------------

Cash flows from financing activities:
    Net borrowings (repayments) under line of credit                                   78,314,784         (4,121,116)
    Proceeds from shares issued under Employee Stock Purchase Plan                      1,066,498          1,133,642
    Proceeds from shares issued under Employee Incentive Stock Option Plan                113,640            283,401
                                                                                    -------------      -------------
               Net cash provided by (used in) financing activities                     79,494,922         (2,704,073)
                                                                                    -------------      -------------
Net decrease in cash and cash equivalents                                             (14,488,233)        (4,414,089)

Cash and cash equivalents at beginning of period                                       18,495,580          4,612,538
                                                                                    -------------      -------------

Cash and cash equivalents at end of period                                          $   4,007,347      $     198,449
                                                                                    =============      =============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                          $   1,714,900      $   4,117,839
                                                                                    =============      =============
    Cash paid for income taxes                                                      $   9,722,718      $   2,604,433
                                                                                    =============      =============

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Basis of Presentation

      The information presented for September 30, 2000 and 1999, and for the three-month and nine-month periods then ended, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2000 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035). Certain 1999 amounts have been reclassified for comparability with the 2000 financial statement presentation.

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

Metro Information Services of Los Angeles, Inc.              D.P. Specialists                  January 1, 1999

Metro Information Services of Orange County, Inc.            The Professionals                 February 1, 1999
                                                             Krystal Solutions

Metro Information Services of Pennsylvania, Inc.             Solution Technologies             March 1, 1999

Metro Information Services - ATS, Inc.                       Acuity Technology Services        August 13, 1999


2.    Sales Tax Assessment

      The Tennessee Department of Revenue completed a tax audit during September 2000 and issued a Notice of Assessment on September 29, 2000. The audit resulted in an assessment for sales and use tax of $2,357,147. The Department determined that consulting services provided to clients connected with the installation, alteration, development, or programming of computer software are subject to Tennessee sales or use tax. The Department emphasized the responsibility of the ultimate consumer to pay the sales tax and the Company has billed $2,347,203 for the taxes owed. A portion of this amount may not be collectible. As a result, the Company has recorded a reserve of $586,286 for uncollectible accounts. The net current receivable on the balance sheet is $1,760,917 and appears in other current assets at September 30, 2000. The interest assessed on the liability through September 30, 2000 totaled $873,325 and is included in interest expense on the income statements for three and nine months ended September
30, 2000. In addition, the Department assessed a delinquency penalty of $550,000. The Company has filed a Petition of Waiver of the penalty. If the Petition of Waiver is denied, the Company will be responsible for paying the penalty before the end of 2000. The Company believes the Petition has merit, but has determined that it is probable that $152,953 of the penalty will not be waived. As a result, $152,953 of the assessed penalty has been recorded in the third quarter and is included in selling, general and administrative expenses.

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

      Because ATS achieved certain predetermined financial results during a twelve-month measurement period, the Company will make an additional payment of approximately $12,000,000, which is recorded as additional goodwill. The additional payment is included in the current liabilities section of the balance sheet and is expected to be paid in the fourth quarter.

      Unaudited pro forma consolidated results of operations for the nine months ended September 30, 1999 would have been as follows had the ATS and other acquisitions completed in 1999 occurred as of the beginning of the period:

                                                      Nine Months
                                                         Ended
                                                      September 30,
                                                          1999
                                                      ------------
   (In thousands, except per share data)

   Revenue ...........................................     $263,382
   Net income ........................................       12,061
   Net income per share - basic ......................     $    .81
   Net income per share - diluted ....................     $    .80
   Weighted average number of shares of common stock
       and potential dilutive securities outstanding:
        Basic ........................................       14,901
        Diluted ......................................       15,005

There is no difference between the pro forma and actual consolidated results of operations for the nine months ended September 30, 2000 since the acquisitions occurred before January 1, 2000.

4.  Goodwill and Other Intangible Assets

    Goodwill and other intangible assets represent the excess of cost over fair value of net tangible assets acquired through acquisitions and are amortized on a straight-line basis over their estimated useful lives, generally 30 years and 3 to 20 years, respectively. Management periodically assesses whether there has been a permanent impairment in the value of goodwill and other intangible assets. Impairment is determined by comparing anticipated undiscounted future cash flows to the carrying value of the related goodwill and other intangible assets. If such assets are considered impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

5.  Credit Facilities

    The Company maintains credit facilities of $125,000,000. The facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance on these facilities as of September 30, 2000 was $78,345,955. The facilities mature in September 2005 and may be extended each year for an additional year. Until September 2005, interest, but not principal, is payable monthly. The interest rates on the Company's facilities change from time to time. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The Company has selected a variety of LIBOR based rates and the rate on such borrowings ranged from 7.53% to 7.79% on September 30, 2000. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

6.    Earnings Per Share

      The following reconciles the numerators and denominators of the basic and diluted earnings per share computations of net income:

                                                                  SHARES
                                                  NET INCOME    OUTSTANDING    EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999     (NUMERATOR)  (DENOMINATOR)   PER SHARE
---------------------------------------------     -----------  -------------   ---------
Basic Earnings Per Share ................         $3,708,101     14,940,792     $   0.25
                                                  ==========                    ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding ......                            12,624
                                                                 ----------
Diluted Earnings Per Share ..............         $3,708,101     14,953,416     $   0.25
                                                  ==========     ==========     ========

                                                                  SHARES
                                                  NET INCOME    OUTSTANDING    EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000     (NUMERATOR)  (DENOMINATOR)   PER SHARE
---------------------------------------------     -----------  -------------   ---------
Basic Earnings Per Share ................         $1,178,017     15,123,255     $   0.08
                                                  ==========                    ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding ......                                26
                                                                 ----------
Diluted Earnings Per Share ..............         $1,178,017     15,123,281     $   0.08
                                                  ==========     ==========     ========

                                                                  SHARES
                                                  NET INCOME    OUTSTANDING    EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999      (NUMERATOR)  (DENOMINATOR)   PER SHARE
--------------------------------------------      -----------  -------------   ---------
Basic Earnings Per Share ................         $12,351,414    14,914,106     $   0.83
                                                  ===========                   ========

Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding ......                            73,939
                                                                 ----------
Diluted Earnings Per Share ..............         $12,351,414    14,988,045     $   0.82
                                                  ===========    ==========     ========

                                                                  SHARES
                                                  NET INCOME    OUTSTANDING    EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000      (NUMERATOR)  (DENOMINATOR)   PER SHARE
--------------------------------------------      -----------  -------------   ---------
Basic Earnings Per Share ................         $3,489,078     15,077,304     $   0.23
                                                  ==========                    ========
Effect of Dilutive Securities - Incentive
  Stock Options deemed outstanding ......                             7,074
                                                                 ----------
Diluted Earnings Per Share ..............         $3,489,078     15,084,378     $   0.23
                                                  ==========     ==========     ========

7.    Restructuring Liabilities

      On May 25, 2000, the Company's Executive Management approved a plan to close eight of its smaller offices and combine operations in two other markets. By June 2, 2000, offices located in Memphis, Milwaukee, Minneapolis, Orlando, Pittsburgh, Portland, Sacramento, and Salt Lake City had been closed.

      During June 2000, the Company recorded a restructuring charge of $746,600 ($440,494 or $0.03 per share net of tax benefit). The charge represents management's estimate of the ultimate obligations associated with executing the plan at the time the estimates were made. During the third quarter, the restructuring charge for costs to exit certain facilities was revised as the Company negotiated to end some leases early and subleased other facilities. The Company expects to complete all steps in the restructuring plan by May 31, 2001.

      The following table shows the initial accruals made by the Company and the remaining liability as of September 30, 2000:

                                               COSTS
                                              INCURRED
                                               THROUGH                  BALANCE AS OF
                                 INITIAL       SEPTEMBER    REVISION TO   SEPTEMBER
                                 BALANCE       30, 2000     ESTIMATES     30, 2000
                                -----------   -----------  -----------   -----------
Cost to exit certain facilities   $608,233     $ 262,885   $(314,429)      $30,919
Severance and termination          114,767        93,267     (13,038)        8,462
  related accruals
Relocation costs                    23,600        21,346      (2,254)           --
                                -----------   -----------  -----------  -----------
Total restructuring costs         $746,600     $ 377,498   $(329,721)      $39,381
                                ===========   ===========  ===========  ===========

PART I
ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CAUTIONARY STATEMENT UNDER THE "SAFE-HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: INCLUDED IN THIS REPORT AND OTHER INFORMATION PRESENTED BY MANAGEMENT FROM TIME TO TIME, INCLUDING, BUT NOT LIMITED TO, ANNUAL REPORTS TO SHAREHOLDERS, QUARTERLY SHAREHOLDER LETTERS, FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, NEWS RELEASES, ANALYSTS' CONFERENCE CALLS AND INVESTOR PRESENTATIONS, ARE FORWARD-LOOKING STATEMENTS ABOUT BUSINESS STRATEGIES, MARKET POTENTIAL, FUTURE FINANCIAL PERFORMANCE AND OTHER MATTERS WHICH REFLECT MANAGEMENT'S EXPECTATIONS AS OF THE DATE MADE. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "SEEKS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FUTURE EVENTS AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION: THE COMPANY'S ABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED CONSULTANTS, THE COMPANY'S ABILITY TO EFFECTIVELY IDENTIFY, MANAGE AND INTEGRATE ACQUISITIONS, CHANGES IN CONSULTANT UTILIZATION AND PRODUCTIVITY RATES, THE COMPANY'S ABILITY TO ACQUIRE OR DEVELOP ADDITIONAL SERVICE OFFERINGS, CLIENT DECISIONS TO REDUCE OR INCREASE IT SERVICES OUTSOURCING, EARLY TERMINATION OF CLIENT CONTRACTS WITHOUT PENALTY, CHANGES IN THE COMPANY'S DEPENDENCE ON SIGNIFICANT CLIENTS, CHANGES IN GROSS MARGINS DUE TO A VARIETY OF FACTORS (INCLUDING INCREASED WAGE AND BENEFIT COSTS THAT ARE NOT OFFSET BY BILL RATE INCREASES), THE TYPES OF SERVICES PERFORMED BY THE COMPANY DURING A PARTICULAR PERIOD AND COMPETITION. PLEASE REFER TO A DISCUSSION OF THESE AND OTHER FACTORS IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 AND OTHER SECURITIES AND EXCHANGE COMMISSION FILINGS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY THESE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

      THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THE COMPANY'S FISCAL YEAR ENDS ON DECEMBER 31.

                                    OVERVIEW

      Metro Information Services, Inc. provides a wide range of information technology ("IT") consulting and custom software development services and solutions in 36 metropolitan markets in the United States and Puerto Rico. The Company's 2,488 consultants, 61% of whom were salaried on September 30, 2000, work on all aspects of computer systems and applications development. Services and solutions performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports client projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix and DB2. The Company also implements and supports Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

      Metro's clients operate in a wide variety of industries including communications, distribution, retail, financial services, government, health care, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended September 30, 2000, the Company performed IT services for 766 clients (excluding clients that generated less than $25,000 in revenue during such period).

      IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing arrangements. Substantially all services are billed on a time and materials basis. During the three months ended September 30, 2000, the Company estimates that supplemental IT services accounted for more than 85% and project outsourcing accounted for less than 15% of the Company's revenue, although the Company wants to increase the percentage of project outsourcing it performs.

      Between September 30, 1999 and September 30, 2000, the number of full time consultants decreased from

2,912 to 2,488. In addition, over the same period, the Company increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants. The focus for achieving revenue growth will be on increasing the number of consultants placed with existing and new clients.

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

      Because ATS achieved certain predetermined financial results during a twelve-month measurement period, the Company will make an additional payment of approximately $12,000,000, which is recorded as additional goodwill. The additional payment is included in the current liabilities section of the balance sheet and is scheduled to be paid in the fourth quarter of 2000.

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

                              RESULTS OF OPERATIONS

      The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

                                                            PERCENTAGE OF REVENUE
                                                 --------------------------------------------
                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 --------------------   ---------------------
                                                   1999        2000        1999         2000
                                                   ----        ----        ----         ----
Revenue ....................................       100.0%      100.0%      100.0%      100.0%
Cost of revenue ............................        70.4        69.7        70.7        70.8
                                                 ---------  ---------   ----------  ---------
Gross profit ...............................        29.6        30.3        29.3        29.2
                                                 ---------  ---------   ----------  ---------
Selling, general and administrative expenses        18.9        22.2        18.1        21.7
Depreciation expense .......................         0.9         1.0         0.8         1.0
Amortization expense .......................         1.1         1.5         0.8         1.5
                                                 ---------  ---------   ----------  ---------
Total operating expenses ...................        20.9        24.7        19.7        24.2
                                                 ---------  ---------   ----------  ---------
Restructuring charge .......................          --        (0.4)         --         0.2
                                                 ---------  ---------   ----------  ---------
Operating income ...........................         8.7         6.0         9.6         4.8
                                                 ---------  ---------   ----------  ---------
Interest income ............................          --          --          --          --
Interest expense ...........................        (1.0)       (3.0)       (0.7)       (2.2)
                                                 ---------  ---------   ----------  ---------
Net interest expense .......................        (1.0)       (3.0)       (0.7)       (2.2)
                                                 ---------  ---------   ----------  ---------
Income before income taxes .................         7.7         3.0         8.9         2.6
Income taxes ...............................         3.1         1.5         3.6         1.1
                                                 ---------  ---------   ----------  ---------
Net income .................................         4.6%        1.5%        5.3%        1.5%
                                                 =========  =========   ==========  =========

                                                                     PERCENTAGE CHANGE
                                                                       2000 OVER 1999
                                                         --------------------------------------------
                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                         -------------------      -------------------
Revenue ....................................                    (4.2)%                     1.7%
Cost of revenue ............................                    (5.2)%                     1.8%
Gross profit ...............................                    (1.7)%                     1.3%
Selling, general and administrative expenses                    12.3%                     21.8%
Depreciation expense .......................                     7.3%                     32.2%
Amortization expense .......................                     N/M                       N/M
Total operating expenses ...................                    13.6%                     25.1%
Restructuring charge .......................                  (100.0)%                   100.0%
Operating income ...........................                   (33.7)%                   (49.2)%
Interest income ............................                   (77.3)%                   (17.1)%
Interest expense ...........................                     N/M                       N/M
Income before income taxes .................                   (62.9)%                   (70.1)%
Income taxes ...............................                   (55.2)%                   (67.6)%
Net income .................................                   (68.2)%                   (71.8)%

-------------
N/M - Not Meaningful


      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUE. Revenue decreased $3.4 million, or 4.2%, to $77.9 million for the three months ended September 30, 2000 from $81.3 million for the three months ended September 30, 1999. Excluding the ATS acquisition, revenue decreased $10.3 million or 12.8%. The decline in revenue is a result of a declining consultant count, which started during the last half of 1999 and continued in the first six months of 2000. This decline was brought on by the transition from mainframe to e-Business skilled consultants, slower revenue growth in existing offices, lower bill rate increases and more non-billable consultant time.

      COST OF REVENUE. Cost of revenue decreased $2.9 million, or 5.2%, to $54.3 million for the three months ended September 30, 2000 from $57.2 million for the three months ended September 30, 1999. As a percentage of revenue, cost of revenue decreased to 69.7% for the three months ended September 30, 2000 from 70.4% for the three months ended September 30, 1999. This decrease is primarily due to higher utilization of salaried consultants during the quarter ended September 30, 2000. Salaried consultants are paid even if they are not billing.

      GROSS PROFIT. Gross profit decreased $406,000, or 1.7%, to $23.6 million for the three months ended September 30, 2000 from $24 million for the three months ended September 30, 1999. As a percentage of revenue, gross profit increased to 30.3% for the three months ended September 30, 2000 from 29.6% for the three months ended September 30, 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.9 million, or 12.3%, to $17.3 million for the three months ended September 30, 2000 from $15.4 million for the three months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expenses increased to 22.2% for the three months ended September 30, 2000 from 18.9% for the three months ended September 30, 1999. This increase is primarily due to the Company's sales, marketing and e-Business initiatives. In addition, a bad debt reserve for uncollectible Tennessee sales tax of $586,000 and an estimated penalty of $153,000 are included in selling, general and administrative expenses.

      DEPRECIATION EXPENSE. Depreciation expense increased $54,000, or 7.3%, to $784,000 for the three months ended September 30, 2000 from $730,000 for the three months ended September 30, 1999. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense remained at 1% for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999.

      AMORTIZATION EXPENSE. Amortization expense increased $365,000 to $1,205,000 for the three months ended September 30, 2000 from $840,000 for the three months ended September 30, 1999. This increase is attributable to amortization of goodwill and other intangible assets related to the Company's acquisitions completed during 1999. As a percentage of revenue, amortization expense increased to 1.5% for the three months ended September 30, 2000 from 1.1% for the three months ended September 30, 1999.

      RESTRUCTURING CHARGE. For the three months ended September 30, 2000, the Company recorded a $330,000 recovery of the $747,000 restructuring charge recorded in the second quarter related to the office closings and combinations announced May 31, 2000. The recovery represents a reduction in the Company's future lease obligations due to negotiations of early lease terminations and subleases. The Company expects to complete all steps in the restructuring plan by May 31, 2001.

      OPERATING INCOME. Operating income decreased $2.4 million, or 33.7%, to $4.7 million for the three months ended September 30, 2000 from $7.1 million for the three months ended September 30, 1999. As a percentage of revenue, operating income decreased to 6.0% for the three months ended September 30, 2000 from 8.7% for the three months ended September 30, 1999. The decline in operating income margin is a result of higher selling, general and administrative expenses and higher depreciation and amortization expenses.

      INTEREST INCOME. Interest income decreased by $24,000, or 77.3%, to $7,000 for the three months ended September 30, 2000 from $31,000 for the three months ended September 30, 1999.

      INTEREST EXPENSE. Interest expense increased by $1.5 million to $2.4 million for the three months ended September 30, 2000 from $865,000 for the three months ended September 30, 1999. Of this amount, $873,000 relates to a Tennessee Department of Revenue audit of the Nashville and Memphis Divisions completed September 29, 2000. The State of Tennessee found that consulting services provided to clients connected with the installation, alteration, development, or programming of computer software are subject to Tennessee sales or use tax. The remaining amount reflects an increase in the average level of borrowings during the period related to the use of cash to make the ATS and other 1999 acquisitions. See "Liquidity and Capital Resources" below.

      INCOME BEFORE INCOME TAXES. Income before income taxes decreased $3.9 million, or 62.9%, to $2.3 million for the three months ended September 30, 2000 from $6.2 million for the three months ended September 30, 1999. As a percentage of revenue, income before income taxes decreased to 3.0% for the three months ended September 30, 2000 from 7.7% for the three months ended September 30, 1999.

      INCOME TAXES. The Company's effective tax rate increased to 49% for the three months ended September 30, 2000 as compared to 40.5% for the three months ended September 30, 1999. The rate increase is the result of higher than expected non-deductible expenses, which increased the Company's taxable income above previous estimates, and non-federal income taxes. Income taxes decreased $1.4 million, or 55.2%, to $1.1 million for the three months ended September 30, 2000 from $2.5 million for the three months ended September 30, 1999. As a percentage of revenue, income taxes decreased to 1.5% for the three months ended September 30, 2000 from 3.1% for the three months ended September 30, 1999. These decreases are a result of the earnings decline the Company has experienced over the last 12 months.

      NET INCOME. Net income decreased $2.5 million, or 68.2%, to $1.2 million for the three months ended September 30, 2000 from $3.7 million for the three months ended September 30, 1999. As a percentage of revenue, net income decreased to 1.5% for the three months ended September 30, 2000 from 4.6% for the three months ended September 30, 1999.

      EARNINGS PER SHARE. Diluted earnings per share decreased $0.17, or 68.8%, to $0.08 for the three months ended September 30, 2000 from $0.25 for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUE. Revenue increased $3.9 million, or 1.7%, to $235.9 million for the nine months ended September 30, 2000 from $232.0 million for the nine months ended September 30, 1999. Excluding the ATS acquisition, revenue decreased $29.5 million, or 12.7%. The decline in revenue is a result of a declining consultant count, which started during the last half of 1999 and continued in the first six months of 2000. This decline was brought on by the transition from mainframe to e-Business skilled consultants, slower revenue growth in existing offices, lower bill rate increases and more non-billable consultant time.

      COST OF REVENUE. Cost of revenue increased $3.0 million, or 1.8%, to $167.0 million for the nine months ended September 30, 2000 from $164.0 million for the nine months ended September 30, 1999. Cost of revenue increased primarily due to increases in compensation and benefits associated with consultants. As a percentage of revenue, cost of revenue increased to 70.8% for the nine months ended September 30, 2000 from 70.7% for the nine months ended September 30, 1999. Cost of revenue rose due to lower utilization of salaried consultants during the nine months ended September 30, 2000. Salaried consultants are paid even if they are not billing.

      GROSS PROFIT. Gross profit increased $876,000, or 1.3%, to $68.9 million for the nine months ended September 30, 2000 from $68.0 million for the nine months ended September 30, 1999. As a percentage of revenue, gross profit decreased to 29.2% for the nine months ended September 30, 2000 from 29.3% for the nine months ended September 30, 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $9.1 million, or 21.8%, to $51.1 million for the nine months ended September 30, 2000 from $42.0 million for the nine months ended September 30, 1999. As a percentage of revenue, selling, general and administrative expenses increased to 21.7% for the nine months ended September 30, 2000 from 18.1% for the nine months ended September 30, 1999. This increase is primarily due to the Company's sales, marketing and e-Business initiatives and one-time costs related to the offices closed May 31, 2000. These one-time costs include a write-down of $343,000 for the value of retired or abandoned assets to net realizable value in accordance with Financial Accounting Standards Board Opinion No. 121. In addition, a bad debt reserve for uncollectible Tennessee sales tax of $586,000 and an estimated penalty of $153,000 are included in selling, general and administrative expenses.

      DEPRECIATION EXPENSE. Depreciation expense increased $591,000, or 32.2%, to $2.4 million for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense increased to 1.0% for the nine months ended September 30, 2000 from 0.8% for the nine months ended September 30, 1999.

      AMORTIZATION EXPENSE. Amortization expense increased $1.7 million to $3.5 million for the nine months ended September 30, 2000 from $1.8 million for the nine months ended September 30, 1999. This increase is attributable to amortization of goodwill and other intangible assets related to the Company's acquisitions completed during 1999. As a percentage of revenue, amortization expense increased to 1.5% for the three months ended September 30, 2000 from 0.8% for the nine months ended September 30, 1999.

      RESTRUCTURING CHARGE. For the nine months ended September 30, 2000, the Company recorded a $417,000 restructuring charge. This charge consisted of a $747,000 restructuring charge recorded in the second quarter related to the office closings and combinations announced May 31, 2000. During the third quarter, the Company recorded a $330,000 recovery of the restructuring charge, which represents a reduction in the Company's future lease obligations due to negotiation of early lease terminations and subleases. The Company expects to complete all steps in the restructuring plan by May 31, 2001.

      OPERATING INCOME. Operating income decreased $11.0 million, or 49.2%, to $11.4 million for the nine months ended September 30, 2000 from $22.4 million for the nine months ended September 30, 1999. As a percentage of revenue, operating income decreased to 4.8% for the nine months ended September 30, 2000 from 9.6% for the nine months ended September 30, 1999. The decline in operating income margin is a result of higher selling, general and administrative expenses and higher depreciation and amortization expenses.

      INTEREST INCOME. Interest income decreased by $18,000, or 17.1%, to $88,000 for the nine months ended September 30, 2000 from $106,000 for the nine months ended September 30, 1999.

      INTEREST EXPENSE. Interest expense increased by $3.5 million to $5.2 million for the nine months ended September 30, 2000 from $1.7 million for the nine months ended September 30, 1999. Of this amount $873,000 relates to a Tennessee Department of Revenue audit of the Nashville and Memphis Divisions completed September 29, 2000. The State of Tennessee found that consulting services provided to clients connected with the installation, alteration, development, or programming of computer software are subject to Tennessee sales or use tax. The remaining amount reflects an increase in the average level of borrowings during the period related to the use of cash to make the ATS and other 1999 acquisitions. See "Liquidity and Capital Resources" below.

      INCOME BEFORE INCOME TAXES. Income before income taxes decreased $14.6 million, or 70.1%, to $6.2 million for the nine months ended September 30, 2000 from $20.8 million for the nine months ended September 30, 1999. As a percentage of revenue, income before income taxes decreased to 2.6% for the nine months ended September 30, 2000 from 8.9% for the nine months ended September 30, 1999.

      INCOME TAXES. The Company's effective tax rate was 43.8% for the nine months ended September 30, 2000 and 40.5% for the nine months ended September 30, 1999. The rate increase is the result of higher than expected non-deductible expenses which increased the Company's taxable income above previous estimates, and non-federal income taxes. Income taxes decreased $5.7 million, or 67.6%, to $2.7 million for the nine months ended September 30, 2000 from $8.4 million for the nine months ended September 30, 1999. As a percentage of revenue, income taxes decreased to 1.1% for the nine months ended September 30, 2000 from 3.6% for the nine months ended September 30, 1999. These decreases are a result of the earnings decline the Company has experienced over the last 12 months.

      NET INCOME. Net income decreased $8.9 million, or 71.8%, to $3.5 million for the nine months ended September 30, 2000 from $12.4 million for the nine months ended September 30, 1999. As a percentage of revenue, net income decreased to 1.5% for the nine months ended September 30, 2000 from 5.3% for the nine months ended September 30, 1999.

      EARNINGS PER SHARE. Diluted earnings per share decreased $0.59, or 71.8%, to $0.23 for the nine months ended September 30, 2000 from $0.82 for the nine months ended September 30, 1999.


SELECTED QUARTERLY RESULTS AND SEASONALITY

      The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended September 30, 2000, both in dollars and as a percentage of revenue. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.


                                             Gross Profit           Operating Income
                                            ---------------         -----------------
                                   $        $             % of        $          % of
STATEMENTS OF INCOME DATA       REVENUE   AMOUNT        REVENUE    AMOUNT       REVENUE
                                -------   ------        -------    ------       -------
                                                  (Dollars in thousands)
1997:
      September ..........       40,569   12,580         31.0     4,314         10.6
      December ...........       43,080   13,351         31.0     4,612         10.7

                                             Gross Profit           Operating Income
                                            ---------------         -----------------
                                   $        $             % of        $          % of
STATEMENTS OF INCOME DATA       REVENUE   AMOUNT        REVENUE    AMOUNT       REVENUE
                                -------   ------        -------    ------       -------
                                                  (Dollars in thousands)

1998:
      March ..............       47,110   14,346         30.5     4,663          9.9
      June ...............       52,391   16,375         31.3     5,715         10.9
      September ..........       56,593   17,296         30.6     6,538         11.6
      December ...........       57,799   17,553         30.4     6,454         11.2
1999:
      March ..............       72,473   20,970         28.9     6,909          9.5


                                             Gross Profit           Operating Income
                                            ---------------         -----------------
                                      $       $            % of        $          % of
STATEMENTS OF INCOME DATA         REVENUE   AMOUNT       REVENUE    AMOUNT       REVENUE
                                  -------   ------       -------    ------       -------
                                                    (Dollars in thousands)

      June ...............       78,309     23,023         29.4     8,393         10.7
      September ..........       81,253     24,020         29.6     7,066          8.7
      December ...........       82,611     23,951         29.0     5,874          7.1
2000:
      March ..............       80,197     22,411         28.0     3,302          4.1
      June ...............       77,812     22,864         29.4     3,370          4.3
      September ..........       77,880     23,614         30.3     4,685          6.0


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

                      LIQUIDITY AND CAPITAL RESOURCES

      The acquisitions during 1999 caused the Company to incur $82,467,071 in debt on its credit facilities as of December 31, 1999. For third quarter of 2000, the debt on its credit facilities decreased $4,121,116 to $78,345,955.

      The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $10,038,621 for the nine months ended September 30, 2000 and consisted primarily of net income of $3,489,078 and accrued compensation and benefits of $2,903,760 offset by increases in accounts receivable of $4,173,645. The Company had working capital of $34,288,659 at September 30, 2000 compared to $42,047,381 at December 31, 1999.

      Net cash used in investing activities was $11,748,637 for the nine months ended September 30, 2000 and included the $9,337,164 earnout payments for the 1999 acquisitions. The Company also spent $1,838,420 on normal acquisitions of property and equipment used in operations.

      The Company maintains credit facilities of $125,000,000. The credit facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance at September 30, 2000 was $78,345,955. The facilities mature in September 2005 and may be extended each year for an additional year. Until September 2005, interest but no principal is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates, which increase as the balance outstanding under the facilities increases. The Company has selected a variety of LIBOR based rates and the rate on such borrowings ranged from 7.53% to 7.79% as of September 30, 2000. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

     The credit facilities contain several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limits the amount of dividends that can be paid. The covenants also impose limits on incurring other debt, limit the amount borrowed to a multiple of adjusted earnings before interest, taxes, depreciation and amortization and require a certain debt service coverage ratio to be maintained. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes. Quarterly testing dates are required for these covenants. These covenants may prevent the Company from borrowing the full amount of the credit facilities or trigger a default under the credit facilities. At September 30, 2000, approximately $22.717 million was available for additional borrowing without default.

     On March 20, 2000, the Company renegotiated the terms of its line of credit facilities. The change increased the Maximum Funded Debt to EBITDA ratio from
3.0 to 1.0 to 4.0 to 1.0 through September 30, 2001 and increased the Funded Debt to Capitalization ratio to 65% through December 31, 2000 and 60% through December 31, 2001.

      The Tennessee Department of Revenue completed a tax audit during 2000. The audit resulted in the Company's receipt of a Notice of Assessment on September 29, 2000 that proposed the imposition of additional Tennessee sales and use taxes and related interest attributable to the performance by Company employees of services in the State of Tennessee, which the Department determined to be taxable as "computer software." In the Notice, the Department assessed sales and use tax of $2,357,147, which the Company paid in October 2000. Under Tennessee law, the ultimate consumer is responsible for paying the assessed sales and use tax. Accordingly, the Company has billed the assessed amount to its customers. A portion of this amount may not be collectible. As a result, the Company has recorded a reserve of $586,286 for uncollectible accounts. The net current receivable on the balance sheet is $1,760,917 and appears in other current assets at September 30, 2000. The interest assessed on the liability through September 30, 2000 totaled $873,325, which the Company paid in October 2000. In addition, the Department assessed delinquency penalties in an amount equal to 25% of the sales and use taxes assessed. The delinquency penalty relates to the Company's failure to separately register and file sales and use tax returns for one of the Company's Tennessee locations for the tax years 1991 through July 31, 2000. The Company has filed a Petition of Waiver of these penalties based principally on the fact that the Company registered as a dealer for another of its Tennessee offices in 1997 and reported what it believed to be all of its sales and use tax responsibilities for both of its Tennessee operations. If the Petition of Waiver is denied, the Company will be responsible for paying the penalty prior to the end of 2000. The Company believes its Petition has merit, but also believes it is probable that $152,953 of the penalty will not be waived. As a result, this portion of the penalty has been recorded in the third quarter selling, general and administrative expenses. Collectively, the reserve, interest, and recorded penalty reduced the net income before taxes for the third quarter by $1,612,564.

      The Company believes that the available funds under its credit facilities and cash flows from operations will be adequate to meet its needs for working capital and capital expenditures through the year 2000. These needs include the earnout payment to Acuity of approximately $12,000,000. New acquisitions, however, are likely to require additional debt and equity financing. The payment to Acuity is expected to increase goodwill amortization by approximately $67,000 per quarter over third quarter costs. In addition, the borrowing of funds to pay the earnout payment is expected to increase the Company's interest expense. The amount of this increase will depend on the interest rate the Company incurs each quarter.

      The Company sold 133,760 shares of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan for an aggregate purchase price of $1,133,642 during the nine months ended September 30, 2000 and 80,000 shares for $1,066,498 during the nine months ended September 30, 1999.

      During 1999, certain employees exercised stock options which vested on December 31, 1997, December 31, 1998 and March 18, 1999 pursuant to the 1997 Employee Stock Option Plan. The Company issued 17,400 shares of stock for option exercises during the nine months ended September 30, 2000 and 7,090 during the nine months ended September 30, 1999. Total proceeds from the issuance of stock for option exercises were $283,401 and $113,640, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-K:

                  27     Financial Data Schedule


        (b) Reports on Form 8-K during third quarter of 2000:

            None

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 3rd day of November, 2000.


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