Form 10-K
period 2000-12-31
METRO INFORMATION SERVICES INC
filed 2001-02-06
CIK 1026965

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

     The aggregate market value of the registrant's Common Stock held by non-affiliates as of January 18, 2001 was approximately $51.2 million, based on the average of the high and low prices of the registrant's Common Stock on The NASDAQ Stock Market on such date.

     As of January 18, 2001, the registrant had issued and outstanding 15,222,712 shares of Common Stock, $0.01 par value.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


================================================================================

                        METRO INFORMATION SERVICES, INC.
                                 2000 FORM 10-K
                                TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----

PART I

          Item 1.    Business                                                                             3
          Item 2.    Properties                                                                          11
          Item 3.    Legal Proceedings                                                                   12
          Item 4.    Submission of Matters to a Vote of Security Holders                                 12
          Executive Officers of the Registrant                                                           12

PART II

          Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters               14
          Item 6.    Selected Financial Data                                                             15
          Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                       Operations                                                                        16
          Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                          27
          Item 8.    Consolidated Financial Statements and Supplementary Data                            28
          Item 9.    Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure                                                              43

PART III

          Item 10.   Directors and Executive Officers of the Registrant; Section 16(a) Beneficial
                       Ownership Reporting Compliance                                                    43
          Item 11.   Executive Compensation                                                              44
          Item 12.   Security Ownership of Certain Beneficial Owners and Management                      44
          Item 13.   Certain Relationships and Related Transactions                                      44

PART IV

          Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                     44

PART I

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

Item 1. Business

Description of the Business

     Metro Information Services, Inc. incorporated July 1, 1979 in Virginia. The headquarters of Metro Information Services, Inc. and its consolidated subsidiaries (collectively "Metro" or the "Company") is located in Virginia Beach, Virginia.

     Metro provides a wide range of information technology ("IT") consulting and custom software development services and solutions in 36 metropolitan markets in the United States and Puerto Rico. The Company's more than 2,400 consultants, approximately 61% of whom were salaried on December 31, 2000, work with clients on all aspects of computer systems and applications development. Services and solutions performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing (including managed services) and general support services. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports client projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix, and DB2. The Company also implements and supports Windows 2000, Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

Development of the Business

     Between 1996 and April 1999, Metro grew significantly. On December 31, 1995, the Company had 20 offices and 1,074 full-time consultants. From December 31, 1995 through December 31, 1999, Metro grew its revenue at a compound annual growth rate of 36%, including revenue growth through acquisitions. This growth was aided by a strong economy, increased use of and reliance on IT, significant changes in computer technologies, the migration from centralized mainframe computer systems to distributed client/server environments to Web-based systems and a trend in corporate America towards outsourcing IT services due to the shortage of in-house expertise and resources to address the variety and complexity of IT projects. Between 1996 and 1999, the Company accelerated its rate of new office openings from one office per year to as many as four offices per year. The Company also invested heavily in computerized systems custom designed for Metro's approach to the IT services industry and communications systems to enhance the flow of information within the Company.

     Metro was a privately owned company until January 29, 1997, when the Company consummated an initial public offering of 3,100,000 shares of its Common Stock at a price of $16.00 per share. In the offering, the Company issued 2,300,000 shares and a shareholder of the Company sold 800,000 shares. On February 3, 1997, the several underwriters of the initial public offering exercised their over-allotment option, purchasing 465,000 shares of Common Stock from several other shareholders of the Company, at a price of $16.00 per share. The net proceeds to the Company from the offering were $33,144,000. In connection with the public offering, the Company terminated its S Corporation election resulting in the Company becoming fully subject to federal and state income taxes effective January 1, 1997. On January 20, 1997, the Company distributed $9,000,000 to its shareholders, approximating the estimated aggregate undistributed amount of income on which the Company's shareholders were required to pay income taxes for tax years 1987 through 1996.

     On July 1, 1997, Metro completed its first two acquisitions, adding offices in Columbia, South Carolina and Kansas City, Missouri. On December 2, 1998, Metro completed its third acquisition, adding an office in the Palo Alto/Silicon Valley area of California. In January 1999, the Company completed its fourth acquisition, adding an office in Los Angeles, California. On February 1, 1999, Metro completed its fifth and sixth acquisitions, adding offices in Irvine and San Francisco, California. Effective March 1, 1999, the Company completed its seventh acquisition, adding offices in Camp Hill (Harrisburg), Altoona and Pittsburgh, Pennsylvania, Charlotte, North Carolina, Hagerstown, Maryland and Kansas City, Missouri. Effective August 13, 1999, Metro completed its eighth acquisition, adding offices in Washington, D.C., Baltimore, Maryland and Dallas, Texas. At the end of 1999, the Company had grown to 45 offices located in 21 states and Puerto Rico and more than 2,700 full-time consultants. These acquisitions were financed with the balance of the proceeds from the Company's January 1997 initial public offering, cash generated by operations and borrowings on the Company's lines of credit.

     Starting in May 1999, the Company experienced a slowdown in demand for IT Services. During 1999, clients were reluctant to start new IT projects until the full effect of computer problems associated with the advent of the Year 2000 were known. This slowdown continued throughout 2000. On May 25, 2000, the Company's executive management approved a plan to close eight of the Company's smaller offices and combine operations in two other markets. By June 2, 2000, offices located in Memphis, Milwaukee, Minneapolis, Orlando, Pittsburgh, Portland, Sacramento, and Salt Lake City closed. At the end of 2000, the Company combined operations in Baltimore and Washington, D.C. With the restructuring complete, the Company operates in 36 markets in the United States and Puerto Rico.

     Despite the slowdown in demand for IT services, which resulted in no growth in 2000, Metro grew its revenue at a compound annual growth rate of 30%, including revenue growth through acquisitions, from December 31, 1996 through December 31, 2000. At the end of 2000, the Company had 2,446 full-time consultants, down from 2,770 at the end of 1999. Revenue over the same period fell only by 0.3%. The decline in consultant count occurred as the Company rapidly transitioned its workforce towards newer technologies.

     On December 12, 2000, the Company announced that it will conduct its business under two primary brands: Metro IT Consulting and Metro IT Solutions. The Metro IT Consulting brand will appear in each of the thirty-six markets Metro serves. IT Consulting will primarily focus on providing traditional time and material augmentation services. IT Consulting will also be the primary lead generator for IT Solutions. The Metro IT Solutions brand will provide project management, project methodologies, and systems integration focused e-Business Solutions. IT Solutions will take over the role formerly performed by Metro's Business Technology Solutions Team and coordination provided through our Solutions Centers in Virginia Beach, VA, Los Angeles, CA and Harrisburg, PA. While these brands will not be separately identifiable as separate operating units, these brands represent the latest step in a strategy to increase the amount of solutions work the Company provides to its clients.

     The Company's shares are listed on The NASDAQ Stock Market under the symbol "MISI."

Industry Overview

     Since May 1999, the Company and the rest of the IT Services industry have experienced a slowdown in demand for IT Services. During 1999, clients were reluctant to start new IT projects until the full effect of computer problems associated with the advent of the Year 2000 were known. The industry slowdown continued throughout 2000. As a result, the focus in 2000 was to complete a major shift in the work force towards newer technologies. As a result, the growth rate the Company enjoyed in earlier years has not yet returned. The Company expects to see a better environment for growth in 2001 as client spending priorities become clear and clients complete the initial phases of their e-Business strategies. Retention of existing consultants and finding enough new consultants for the newer technologies, with the right skills, is our greatest challenge.

     Rapid technological advances have accelerated the growth of the IT industry in the 1990's. These advances include more powerful and less expensive computer technology, the transition from mainframe computer systems to open and distributed computing environments and the advent of capabilities such as relational databases, imaging, software development productivity tools and web enabled software. These advances have expanded the benefits that users can derive from computer-based information systems and improved the price-to-performance ratios of such systems. As a result, an increasing number of companies are employing IT in new ways, often to gain competitive advantages in the marketplace, and IT services have become an important component of their long-term growth strategies. The same advances that have enhanced the benefits of computer systems have rendered the development and implementation of such systems increasingly complex. The Company believes the significant shift towards using the Internet for consumer and business transactions presents another major opportunity for the Company. As a result, the Company is continuing to shift its employees towards Internet, client/server and network skills that support an Internet-based economy. At the same time, the Company will continue to provide the broad variety of IT services our clients use to support their business. There is a shortage of IT consultants qualified to support these systems.
Accordingly, business has turned to IT services firms, such as Metro, to develop, support and strengthen their internal IT departments and systems.

Business Strategy

     The key components of the Company's business strategy are:

     Attract, Develop and Retain Qualified Consultants. The Company seeks to attract, develop and retain qualified consultants by focusing primarily on IT services, providing leadership and management support through effective and open communication, developing consultants through professional and technical training and educational programs, providing challenging project opportunities with significant client responsibility and offering competitive compensation and benefits that recognize the individual needs of each consultant. The Company maintains a proprietary database of current, prospective and former consultants to help it identify and recruit qualified consultants. In addition, the Company's presence in 36 metropolitan markets enhances the Company's ability to match consultants' desired locations and technical abilities with client needs. Metro recognizes that its success can be sustained only through the efforts and quality of its consultants. To this end, management provides responsive technical and professional support, promotes a sense of responsibility and rewards quality performance through numerous incentive programs and awards.

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

     In 1998, 1999 and 2000, the Company provided IT consultants to approximately 476, 788 and 730 clients, respectively (excluding clients that generated less than $25,000 in revenue during such year). In each of 1998, 1999 and 2000, at least 85% of the Company's revenue came from clients who were clients in the prior year, excluding the effect of acquisitions completed in 1999.

     The Company's 10 largest clients accounted for approximately 31.3%, 21.7% and 23.2% of the Company's revenue in 1998, 1999 and 2000, respectively. The Company's largest client accounted for approximately 4.4%, 3.6% and 5.2% of the Company's revenue in 1998, 1999 and 2000, respectively.

     The Company serves clients operating in a wide variety of industries and many of these clients are engaged in multiple lines of business. In the following chart, these clients have been grouped according to what we believe to be their principal business area. The approximate percentage of the Company's revenue by industry group for the years ended December 31, 1998, 1999 and 2000 follows:

                                        1998         1999         2000
                                        ----         ----         ----

Banking                                 11.0%         7.3%         4.1%
Communications                          10.2%         9.2%        11.3%
Financial Services                       8.6%         9.7%         7.9%
Food                                     1.1%         0.7%         5.6%
Healthcare                               6.2%         8.2%         6.0%
Industrial                               3.0%         2.0%         0.2%
Insurance                                2.5%         2.0%         2.6%
Manufacturing & Distribution             9.4%         8.5%        10.3%
Oil & Gas                                1.2%         1.4%         1.9%
Other Services                           6.5%        10.7%        12.2%
Publishing & Broadcasting                2.1%         3.2%         3.4%
Retail                                   4.4%         4.1%         3.4%
Government                               7.2%         8.9%         8.0%
Technology                              11.8%        14.2%        16.8%
Transportation                           6.1%         3.0%         2.0%
Utilities                                2.9%         2.4%         1.7%
Other                                    5.8%         4.5%         2.6%
                                       -----        -----        -----

Total Percent of Billings              100.0%       100.0%       100.0%
                                       =====        =====        =====

     Provide a Wide Range of Value-Added IT Services and Solutions. The Company's consultants provide a wide range of IT services and solutions including planning, managing, building, implementing and maintaining IT systems. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix and DB2. The Company also implements and supports Windows 2000, Windows NT, Novell and UNIX based network environments and supports numerous other application environments. The Company continually seeks to broaden its services in the changing IT market by providing its consultants with exposure to emerging technologies and by hiring consultants with diverse IT backgrounds and skills.

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

Growth Strategy

     The Company has competed with relative success in the rapidly changing IT environment and has capitalized on the growing demand for IT services. The
Company's success is evidenced by the fact that the Company's revenue has increased at a compound annual growth rate of 26% over the last 10 years and 30% over the last five years. The difficult environment in 2000 caused revenue to decrease 0.3% as compared to a 47% increase experienced during 1999. Until

July 1, 1997, all of this growth was achieved through internal growth. On July 1, 1997, the Company completed two acquisitions and effective December 2, 1998, the Company completed a third acquisition. The Company completed five acquisitions in 1999. The Company now plans to focus on internal growth until industry conditions become more favorable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company's internal growth strategy consists of two components:

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

     Expand Range of Solutions and Services. For several years the Company opened up to four offices per year. The Company developed a national expansion strategy and successfully replicated its business model in its newly opened offices. In May 2000, a restructuring plan to reduce costs and focus on growing offices that have critical mass, structure and the capability to deliver the broad range of Metro's services and solutions was implemented. In conjunction with the plan, eight smaller offices were closed and corporate staff was reduced. With offices in 36 markets in the United States and Puerto Rico, Metro has good national geographic coverage other than in the northeastern United States. While opening new offices in the Northeast remains a possibility, (subject to available financing), management prefers to acquire a company that serves this market. In addition, for 2001 we plan to concentrate our resources on continuing to transition our work force towards newer technologies and grow our IT Solutions capabilities.

Services and Solutions

     IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing services (including managed services) arrangements. Substantially all services are billed on a time and materials basis. For 2000, the Company estimates that supplemental IT services accounted for more than 85%, and systems consulting and project outsourcing services accounted for less than 15%, of the Company's revenue.

     The Company offers IT services in five major service areas: application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing and general support services. Application systems development and maintenance services include consultant support of projects on all major technology platforms including client/server, object oriented, network, mainframe, mid-range and desktop computing environments. IT architecture and engineering services include the support of major systems foundations and operating systems. Systems consulting services include a variety of strategic business services such as information systems and IT planning. Project outsourcing services include full project services that generally require a higher level of responsibility. General support services include a variety of services such as help desks, call center support, technical training and documentation and technical writing. As of December 31, 2000, approximately 66% of the Company's consultants were working in the application systems development and maintenance services area, 11% in IT architecture and
engineering   services,  4%  in  systems  consulting  services,  5%  in  project outsourcing services and 14% in general support services. These percentages change daily as consultant assignments change. Due to the variation in bill rates in these service areas, these percentages do not necessarily correspond to the percentage of revenue from each service area. The Company is seeking to increase its systems consulting and project outsourcing business to 20% of revenue in the next 24 months. This goal is subject to a number of uncertainties and may not be achieved.

Sales and Marketing

     The Company's marketing objective is to develop long-term partnership relationships with existing and new clients that will lead to the Company becoming the preferred provider of IT services. The Company's primary marketing approach is to introduce prospective clients to Metro's capabilities and to learn about prospective clients' IT environments through personal appointments with information systems managers, purchasing or human resources managers and chief information officers. Other sales and marketing methods include client referrals, networking, attending trade shows and alliances with other vendors. The Company divides its sales and marketing effort between new client acquisition and existing client development. At December 31, 2000, the Company employed 35 individuals performing new client acquisition functions and 56 individuals performing client development functions. In addition to the Company's primary marketing approach, the Company also has targeted marketing initiatives for project outsourcing and managed services/vendor on premise IT services. The Metro IT Solutions brand supports the efforts of our offices. IT Solutions provides technical and quality assurance support to offices with such opportunities and acts as a catalyst to match opportunities with our capabilities on a national level.

Client Support Structure

     Clients are the focus of the Company's client support structure, which provides each client with "layers of support" from the Company. The first layer of client support is the IT consultants who work at client sites on assignments generally lasting six to 12 months. The next layer of support is each office's Leadership Team which includes: (i) marketing executives, (ii) business development managers, (iii) professional staff recruiters, (iv) consultant development managers and (v) a division director who leads the office Leadership Team, all of whom are supported by administrative assistants. Most division directors were promoted from within the Company and have an appreciation for the Company's culture. Having a strong core-leadership team that has "grown up" with the Company allows Metro to maintain its focus on supporting consultants and servicing clients.

     The Corporate Support Group furnishes a "layer of support" for the Company's offices through its Chief Executive Officer, John H. Fain; President and Chief Operating Officer, Andrew J. Downing; and Chief Financial Officer,
Robert J. Eveleigh; working in conjunction with the Chief Technology Officer, Vice Presidents - Operations (VPO), the Vice Presidents - Business Development (VP-BDs), the Vice President of Administrative Services and the Vice President of Information Services. The Corporate Support Group performs as many back office functions as possible at the corporate headquarters to allow the offices to focus primarily on sales, client service and consultant support.

     Executive Management. During 2000, the Executive Management Team consisted of Mr. Fain, Mr. Downing, Mr. Eveleigh and up to four Vice Presidents - Operations. Each VPO typically supports a group of five to 10 offices.

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

     The Company has registered or is in the process of registering the following service marks: Metro Information Services(SM), Metro IT Consulting(SM), Metro IT Solutions(SM), vSMART(SM), talentVortex(SM), and Minds Making Technology Work(SM).

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

Competition

     The IT services industry is extremely competitive and highly fragmented. The Company believes there are thousands of competitors in the United States alone, many of which are privately owned. Although the market is consolidating, management believes no one company is dominant. The Company's competitors include general IT services firms, temporary staffing and personnel placement companies, general management consulting firms, major accounting firms, divisions of large hardware and software companies and niche providers of IT services. With the recent shift towards the Internet, a number of new competitors have entered the market. These competitors are typically small but well funded services firms focused exclusively on helping businesses use the Internet to change their relationships with customers and suppliers. Competition may also come from application service providers (ASPs). ASPs offer to host standard or slightly customized versions of packaged software systems for businesses. ASPs may attract clients who are dissatisfied with their custom software solutions or have difficulty managing their packaged software systems. Some of the Company's competitors possess substantially greater resources, greater name recognition and a more established client base than the Company. In addition, the services offered by the Company have been and continue to be provided by client personnel. The Company believes that the significant competitive factors in the sale of its services include quality of consultant services, timely availability of qualified consultants, price, breadth of services offered and reputation. As the Company attempts to increase the amount of systems consulting and project outsourcing it performs, prior experience and referrals to prior successful engagements will play a more significant role in getting new business.

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

     Managed Services providers are an emerging competitive challenge. Managed Services providers coordinate the distribution of Client requirements and the responses to those requirements as well as performing billing and payment services. The Managed Services providers fees are typically paid by suppliers out of the suppliers' revenues from the Client, thereby reducing profitability. At the same time, the Company views the growth of Managed

Services as an opportunity and has developed its own Managed Services offering, under the name vSMART(SM). The Company expects this offering will become more widely used in 2001 but will not become a significant portion of our overall business.

Recruiting and Hiring

     Because recruiting and hiring qualified consultants is critical to the Company's success, the Company spends significant resources and effort to locate and retain high-quality consultants. The Company's structured recruiting approach is based on the use of a proprietary resume tracking database, which allows qualified candidates to be identified based on specific client requirements. This approach generates effective communication between the local offices and corporate headquarters, which allows all offices to share information and match candidates to the appropriate office and client. A strict qualification process that utilizes Company-stated standards to qualify candidates, both on a technical and professional basis, is incorporated into this approach.

     The Company identifies candidates through a variety of sources, including the Internet, referrals from employees and clients, local and national advertising, recruiting agencies, career fairs and professional associations. The Company believes its national presence and local office network enables it to recruit consultants with specialized skill sets which are generally in higher demand and more difficult to locate. Candidate resume information is entered into the Company's proprietary database, which allows the Company's offices equal access to candidate qualifications. Office staff can search for candidates based on a variety of search criteria, including skill sets, experience and location preferences. The Company's Administrative Services Department trains new recruiters (through an in-house training program known internally as Recruiter University), monitors the recruiting process and coordinates the sharing of information among all offices so candidates are quickly and efficiently pursued for hire throughout the Company. At December 31, 2000, the Company had 100 recruiters.

Consultant Training and Education

     The Company believes consultant training and education is essential to meeting client requirements for ever-changing skills and for retaining consultants. The Company offers a variety of training in technical and professional competencies on a Company-wide level, through its Human Resources Department and, on an individual office level, through each office's training coordinator. The Human Resources Department oversees professional and technical training, the licensing of computer-based training courses, development or licensing of instructor-led training, utilization of corporate training hardware and software and tuition reimbursement. Office training coordinators work closely with their office staff to provide effective training through the development of training plans, coordination of class logistics and the sponsorship of informal special interest training sessions. During 2000, approximately 0.9% of revenue was spent on training and education.

Employees

     Approximately 90% of the Company's 2,446 consultants are employees of the Company for federal and state tax purposes. For such individuals, the Company pays social security taxes (FICA), federal and state unemployment taxes and workers' compensation insurance premiums. The remaining consultants are subcontractors.

     As of December 31, 2000, the Company had 2,788 employees, 2,733 of which were full-time and 55 were part-time (working 30 hours or less in a week). Of the 2,733 full-time employees, 2,203 were consultants and 530 were general and administrative staff. Of the 2,203 consultants, the Company classifies 1,482 as Regular Staff Members ("RSMs") and 721 as Associate Staff Members ("ASMs"). RSMs are entitled to full benefits and substantially all are salaried and continue to earn full salary and benefits, even if not working for a client. The Company markets RSMs to new clients in anticipation of completion of current project assignments. ASMs are entitled to only statutory benefits and the majority are paid on an hourly basis. In addition to statutory benefits, ASMs are permitted to participate in a limited number of other benefits, but are required to pay substantially all of the cost of these benefits. ASMs are employed only for specific client projects. As a result, even though the Company markets most ASMs to new clients in anticipation of completion of current project assignments, they are at greater risk of not being retained by the Company.

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

Item 2. Properties

     The Company's executive office is located at Reflections II, 200 Golden Oak Court, Virginia Beach, Virginia 23452. This facility serves as the headquarters for the Corporate Support Group. The Company's headquarters is located in a leased facility with approximately 29,000 square feet at a current annual rent of $470,571, and a term expiring in 2004. As of December 31, 2000, the Company's 36 offices aggregated approximately 234,000 square feet and are leased at minimum current annual rents of $3,974,623 for various terms, with no lease commitment extending past the year 2010. The Company believes that its properties are adequate for its current needs. Further, the Company believes that suitable additional or replacement space will be available when required on terms the Company believes will be acceptable.

The following table sets forth additional information concerning the Company's facilities:

 Date Opened/Acquired          Office Location
 --------------------          ---------------
 July 1979.................... Hampton Roads (Virginia Beach), Virginia
 September 1982............... Research Triangle (Raleigh), North Carolina
 November 1982................ Richmond, Virginia
 August 1984.................. Tampa Bay (Tampa), Florida
 November 1984................ Charlotte, North Carolina
 October 1985................. Triad (Winston-Salem), North Carolina
 March 1987................... Atlanta, Georgia
 October 1987................. South Florida (Ft. Lauderdale), Florida
 August 1988.................. Caribbean Islands (Hato Rey), Puerto Rico
 November 1989................ Greenville, South Carolina
 March 1990................... Roanoke, Virginia
 April 1991................... Nashville (Brentwood), Tennessee
 September 1992............... Dallas/Ft. Worth (Dallas), Texas
 July 1993.................... Jacksonville, Florida
 July 1994.................... Houston, Texas
 April 1995................... Cincinnati (Fort Mitchell, KY), Ohio
 May 1995..................... Chicago (Des Plaines), Illinois
 September 1995............... Phoenix, Arizona
 November 1995................ Delaware Valley (Wayne), Pennsylvania
 April 1996................... Puget Sound (Bellevue), Washington
 October 1996................. Columbus (Worthington), Ohio
 January 1997................. Rocky Mountain (Denver), Colorado
 April 1997................... St. Louis, Missouri
 July 1997*................... Columbia, South Carolina
 July 1997*................... Kansas City, Missouri
 July 1997.................... Austin, Texas
 May 1998..................... Tallahassee, Florida
 December 1998*............... Palo Alto/Silicon Valley (Menlo Park), California
 January 1999*................ Los Angeles (El Segundo), California
 February 1999*............... Irvine, California
 February 1999*............... San Francisco (San Bruno), California
 March 1999*.................. Harrisburg (Camp Hill), Pennsylvania
 March 1999*.................. Altoona, Pennsylvania
 March 1999*.................. Hagerstown, Maryland
 August 1999*................. Washington, DC (McLean, Va)
 August 1999*................. Baltimore, Maryland

*Indicates an office that was acquired.

Item 3. Legal Proceedings

     The Company is not a party to any material legal proceedings, other than ordinary routine litigation incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

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

Directors and Certain Executive Officers of the Registrant

     Ray E. Becker, 64, is founder and President of Consultants to Management, Inc. of Ellsworth, Maine (management consulting services), and has held those positions since 1995. From 1985 to 1994, Mr. Becker served in a variety of roles with Keane, Inc., retiring as Vice President and Western Regional Manager for Keane in 1994. Mr. Becker has served on Metro's Board of Directors since April 1997. Mr. Becker's term as a director expires at Metro's 2001 Annual Meeting. Mr. Becker was named Chairman of Metro's Compensation Committee effective February 1, 1999 and he is also a member of Metro's Audit Committee.

     Andrew J. Downing, 45, is a Director, President and Chief Operating Officer of the Company. Until January 1, 2001, Mr. Downing served as Executive Vice President and Chief Operating Officer of the Company. Between 1983 and July 1996, Mr. Downing served in various marketing capacities in the Company's Virginia Beach, Virginia office, as a Regional Vice President and a Vice
President of Operations. In July 1996, Mr. Downing became Executive Vice President and Chief Operating Officer of the Company. Mr. Downing has served on the Board of Directors since January 1997. Mr. Downing's term as a director expires at Metro's 2001 Annual Meeting.

     Robert J. Eveleigh, 41, is a Director and Vice President of Finance, Secretary, Treasurer and Chief Financial Officer of the Company. Between August 1988 and January 1997, Mr. Eveleigh was an attorney with Williams Mullen Clark & Dobbins, the Company's general counsel. Mr. Eveleigh is also a certified public accountant. Mr. Eveleigh became Metro's Vice President of Finance, Treasurer and Chief Financial Officer on January 29, 1997 and its Secretary on April 30, 1998. Mr. Eveleigh has served on Metro's Board of Directors since January 1997. Mr. Eveleigh's term as a director expires at Metro's 2002 Annual Meeting.

     John H. Fain, 52, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Until January 1, 2001, Mr. Fain also served as
President. Mr. Fain was Chairman of Metro's Compensation Committee until succeeded by Mr. Becker effective February 1, 1999. Mr. Fain remains a member of the Compensation Committee. Mr. Fain has been a Director since 1979 and his current term as a director expires at Metro's 2003 Annual Meeting.

     A. Eugene Loving, Jr., 58, is Chairman of the Board and Chief Executive Officer of Max Media LLC ("Max"). Mr. Loving has held these positions with Max and its predecessors since 1991. Mr. Loving has served on the Board of Directors since April 1997. Mr. Loving's term as a director expires at Metro's 2002 Annual Meeting. Mr. Loving is a member of Metro's Audit Committee and its Compensation Committee.

Other Executive Officers of the Registrant

     Charles A. Adams, 39, became a Vice President - Business Development effective April 1, 1999. Mr. Adams joined the Company in 1989. Between 1995 and April 1, 1999, Mr. Adams served as Marketing Director of the Company's Dallas, Texas office, Expansion Director for new offices and Director of the Company's Austin, Texas office.

     Bradley B. Breseman, 50, became Vice President of Administrative Services and Chief Administrative Officer effective July 1, 1998. Mr. Breseman joined the Company in April 1995 and served as Director of Administrative Services until being named to his current position. Before joining Metro, Mr. Breseman spent 22 years with A.B. Dick Company in various capacities, last serving as Vice President, Service and Distribution.

     Bruce F. Gannett, 45, joined the Company in May 1999 as a Vice President - Operations. Between 1995 and 1999, Mr. Gannett served as a Senior Vice President of Sykes Enterprises, Inc., President of L&L Foods of Tampa, Florida and a Vice President of Judge Technical Services, Inc., an IT services company based in Philadelphia, Pennsylvania.

     Arthur C. Harwood, 52, became a Vice President - Operations effective January 1, 1999. Mr. Harwood joined the Company in 1993 and served as Division Director in the Company's Jacksonville, Florida office from 1993 until being named a Vice President - Business Development.

     Michael G. Martin, 45, is a Vice President - Business Development. Mr. Martin joined the Company in 1989 and has served as a Vice President - Business Development since January 1998. He served as marketing director of Metro's Winston-Salem, North Carolina office from 1989 until being named a Vice President - Business Development.

     Scott Mayo, 36, is a Vice President responsible for the Metro IT Solutions brand. Mr. Mayo joined the Company in February 2000 and was named a Vice President effective January 1, 2001. He served as the Technical Solutions Manager until being named a Vice President. Before joining Metro, Mr. Mayo served as a Branch Manager for Compuware in Richmond, Virginia. Mr. Mayo spent 6 years in a management capacity with Compuware and its predecessors and 8 years in various technical roles.

     Edward N. Myers, Jr., 57, became a Vice President - Operations effective January 2000. Mr. Myers joined the Company in 1999 when the Company acquired D.P. Specialists, Inc. Before joining Metro, Mr. Myers served as President of
D.P. Specialists, Inc. for 13 years. From January 1999 to January 2000, he served as Division Director in the Company's Los Angeles, California office.

     Kathleen A. Neff, 50, is Chief Technology Officer and President of the Metro IT Consulting brand. Ms. Neff joined Metro in 1980 and served as Vice President - Business Development from January 1996 to September 1999. From January 1983 to December 1995, she served as the Technical Director of the Company's Richmond, Virginia office. She was named Chief Technology Officer in 1999 and became President of the Metro IT Consulting brand on January 1, 2001.

     R. Lawrence Whitley, 40, is Vice President of Information Services and Chief Information Officer. Mr. Whitley joined the Company in September 1988 and served as Director of Information Services from July 1992 until being named to his current position.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Market. The Company completed its initial public offering of stock on January 29, 1997. The Company's Common Stock, $0.01 par value, trades on The NASDAQ Stock Market under the symbol "MISI." Before January 29, 1997, there was no established market for the Company's stock.

The following table sets forth the quarterly range of high and low sales price per share of the Company's Common Stock for 1998, 1999 and 2000 as reported by The Nasdaq Stock Market:

           1998:                          High                     Low
           -----                          ----                     ---
           First Quarter                $37.750                  $23.250
           Second Quarter               $40.000                  $29.563
           Third Quarter                $41.750                  $24.750
           Fourth Quarter               $30.000                  $18.375

           1999:                          High                     Low
           -----                          ----                     ---
           First Quarter                $37.000                  $15.250
           Second Quarter               $27.000                  $14.750
           Third Quarter                $18.938                  $12.250
           Fourth Quarter               $26.250                  $12.000

           2000:                          High                     Low
           -----                          ----                     ---
           First Quarter                $28.063                  $14.000
           Second Quarter               $15.000                  $ 6.000
           Third Quarter                $ 9.500                  $ 6.125
           Fourth Quarter               $ 8.188                  $ 4.250

     Holders. The Company estimates that there were approximately 3,000 record holders of the Company's Common Stock on January 18, 2001.

     Dividends. No dividends were distributed to shareholders in 1999 or 2000. The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends is subject to the discretion of the Board of Directors and will depend on the Company's results of operations, financial position, capital requirements, general business conditions, restrictions imposed by financing arrangements (including, without limitation, the Company's credit facilities), legal and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6. Selected Financial Data

     The following table contains certain consolidated financial and operating data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The Consolidated Balance Sheet Data as of December 31, 1996, 1997, 1998, 1999 and 2000 and the Consolidated Statements of Income Data for the years then ended were derived from the Company's Consolidated Financial Statements and Notes thereto. The Operating Data have been derived from the unaudited internal records of the Company. The consolidated financial data shown below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                                                                                      Year Ended December 31,
                                                                   ---------------------------------------------------------------
                                                                     1996         1997         1998          1999          2000
                                                                   ---------    ---------    ---------     ---------     ---------
                                                                                (In thousands, except per share data)
Consolidated Statements of Income Data:
Revenue .......................................................    $ 113,963    $ 152,578    $ 213,892     $ 314,646     $ 313,591

Cost of revenue ...............................................       79,752      106,080      148,322       222,681       221,566
                                                                   ---------    ---------    ---------     ---------     ---------
Gross profit ..................................................       34,211       46,498       65,570        91,965        92,025
                                                                   ---------    ---------    ---------     ---------     ---------
Selling, general and administrative expenses ..................       24,347       30,264       40,349        58,140        67,385
Depreciation and amortization .................................          763        1,158        1,851         5,584         8,082
Restructuring charge ..........................................           --           --           --            --           403
                                                                   ---------    ---------    ---------     ---------     ---------
Total operating expenses ......................................       25,110       31,422       42,200        63,724        75,870
                                                                   ---------    ---------    ---------     ---------     ---------
Operating income ..............................................        9,101       15,076       23,370        28,241        16,155
Net interest income (expense) .................................         (260)         729          781        (2,875)       (6,718)
                                                                   ---------    ---------    ---------     ---------     ---------
Income before income taxes ....................................        8,841       15,805       24,151        25,366         9,437
Income taxes(1) ...............................................           --        6,178        9,534        10,223         4,302
                                                                   ---------    ---------    ---------     ---------     ---------
Net income ....................................................    $   8,841    $   9,627    $  14,617     $  15,143     $   5,135
                                                                   =========    =========    =========     =========     =========
Net income per share - basic ..................................    $    0.71    $    0.66    $    0.98     $    1.01     $    0.34
                                                                   =========    =========    =========     =========     =========
Net income per share - diluted ................................    $    0.71    $    0.66    $    0.97     $    1.01     $    0.34
                                                                   =========    =========    =========     =========     =========
Weighted average number of shares of
common stock and potential dilutive securities
outstanding:
    Basic .....................................................       12,397       14,611       14,845        14,929        15,101
    Diluted ...................................................       12,397       14,662       15,001        14,986        15,145

Income before income taxes ....................................    $   8,841
Pro forma provision for income taxes(1) .......................        3,536
                                                                   ---------
Pro forma net income(1) .......................................    $   5,305
                                                                   =========
Pro forma net income per share - basic and diluted(1) .........    $    0.42
                                                                   =========
Pro forma weighted average shares
    outstanding - basic and diluted(2) ........................       12,669

----------

(1) Throughout 1996, the Company was an S corporation for federal and certain state income tax purposes. The Pro forma provision for income taxes reflects a provision for income taxes, as if the Company was a C corporation for income tax purposes during 1996, at an assumed effective tax rate of 40%. Effective January 1, 1997, the Company revoked its S-election subjecting it to corporate income taxes at federal, state and local levels.

(2) In accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 1B3, Pro forma weighted average shares outstanding for 1996 are increased to reflect certain distributions in excess of earnings.

                                                                  As of December 31,
                                              ------------------------------------------------------------
                                                1996         1997         1998        1999          2000
                                              --------     --------     --------    --------      --------
                                                          (In thousands, except operating data)
Consolidated Balance Sheet Data:
Working capital ...........................   $  6,369     $ 34,560     $ 36,777     $ 42,047     $ 42,647
Total assets ..............................     21,572       58,533       81,000      190,179      189,280
Line of credit facilities .................      2,547           --           --       82,467       83,443
Redeemable common stock ...................      2,651           --           --           --           --
Total shareholders' equity ................      8,354       45,128       61,245       78,141       84,937

Operating Data:(1)
Offices ...................................         23           29           34           45           36
Employed consultants ......................      1,269        1,693        2,010        2,542        2,203
Subcontracted consultants .................         10           23           78          228          243
Total consultants .........................      1,279        1,716        2,088        2,770        2,446
Total employees ...........................      1,483        1,987        2,414        3,078        2,733

----------

(1) Operating data include only full-time consultants and total employee data include only full-time employees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The Company's fiscal year ends on December 31.

Overview

     Metro Information Services, Inc. provides a wide range of information technology ("IT") consulting and custom software development services in 36 metropolitan markets in the United States and Puerto Rico. The Company's more than 2,400 consultants, 61% of whom were salaried on December 31, 2000, work with clients on all aspects of computer systems and applications development. Services and solutions performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing (including managed services) and general support services. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports client projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix and DB2. The Company also implements and supports Windows 2000, Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

     Metro's clients operate in a wide variety of industries including communications, distribution, retail, financial services, government, healthcare, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the year ended December 31, 2000, the Company performed IT services for 730 clients (excluding clients that generated less than $25,000 in revenue during the year).

     IT services are primarily provided by the Company through supplemental IT services arrangements. IT solutions are provided through a combination of systems consulting, project outsourcing (including managed services) and supplemental IT services arrangements. Substantially all services and solutions are billed on a time and materials basis. At the end of 2000, the Company estimates that supplemental IT services accounted for more than 85% while systems consulting and project outsourcing services accounted for less than 15% of the Company's revenue. The Company is seeking to increase its systems consulting and project outsourcing business to 20% of revenue during the next 24 months. This goal is subject to a number of uncertainties and may not be achieved.

     Revenue growth is derived primarily from increases in the number of consultants placed with existing and new clients both through internal growth and through acquisitions. The number of full-time consultants grew from 2,088 at December 31, 1998 to 2,770 at December 31, 1999 and then decreased to 2,446 at December 31, 2000. Over the same period, the Company increased the average billing rates charged to clients for consultants.

     Since May 1999, the Company and the rest of the IT Services industry have experienced a slowdown in demand for IT Services. This slowdown has mostly affected mainframe computer services. During 1999, clients were reluctant to start new IT projects until the full effect of computer problems associated with the advent of the Year 2000 were known. The industry slowdown continued throughout 2000. As a result, the focus in 2000 was to complete a major shift in the work force towards newer technologies. Conditions improved in the latter half of 2000, but have not yet returned to normal. Management cannot reasonably predict when or if the growth rate previously experienced by the Company will return. The Company expects to see a better environment for growth in 2001 as Client spending priorities become clear and Clients complete the initial phase of their e-Business strategies. Retention of existing consultants and finding enough new consultants for the newer technologies, with the right skills, is our greatest challenge.

     Metro's revenue grew 40.2% in 1998 to $213.9 million, 47.1% in 1999 to $314.6 million and decreased 0.3% in 2000 to $313.6 million. In 1998, 1999 and 2000, the Company's 10 largest clients accounted for approximately 31.3%, 21.7% and 23.2%, respectively, of the Company's revenue and its largest client accounted for approximately 4.4%, 3.6% and 5.2%, respectively, of revenue.

     Revenue growth during 1998 was achieved almost entirely through internal growth, although revenue growth includes revenue from one acquisition in December 1998. Revenue growth in 1999 is attributable to acquisitions completed by the Company between December 1998 and August 1999. Without these acquisitions 1999 revenue would have increased approximately 5.6%. Between January 1, 1998 and January 31, 2000, the Company opened 12 new offices and acquired 12 new offices. In May 2000, the Company closed 8 smaller offices including 7 offices opened between January 1998 and January 2000. Metro closed these offices to focus on growing those offices that have the critical mass, structure and capability to deliver the broad range of Metro's services and solutions to Clients in their respective markets and reduce costs. Revenue fell 0.3% in 2000 as the Company rapidly transitioned its workforce towards newer technologies.

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

     On January 1, 1999, the Company acquired D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), information technology consulting services and personnel staffing businesses located in El Segundo, California and Woodbridge, New Jersey for a purchase price of approximately $17,907,000, including direct costs of the acquisition of approximately $90,000. During 2000, $7,837,164 was paid based on the acquired business attaining certain operating income targets for the twelve months ended December 31, 1999.

     On February 1, 1999, the Company acquired The Professionals - Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses located in Irvine, California and San Bruno, California for a purchase price of approximately $20,611,000, of which $17,976,000 was paid at closing, $352,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $183,000 represents direct costs related to the acquisition. During 2000, $2,100,000 was paid based on the acquired business attaining certain operating income targets for the twelve months ended January 31, 2000.

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

     On August 13, 1999, the Company acquired all of the membership and equity interests of Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC ("ATS" collectively), both of which are information technology consulting services and personnel staffing businesses located in Washington D.C., Baltimore, Maryland and Dallas, Texas for a purchase price of approximately $52,410,000, of which $39,425,000 was paid at closing, $666,000 was paid in November 1999 and approximately $158,000 represents direct costs related to the acquisition. During 2000, $12,160,830 was paid based on the acquired business attaining certain operating income targets for the twelve months ended August 31, 2000.

     The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance. In particular, readers should be aware of the rapid change in demand for technology from 1999 to the present. Demand for mainframe services has shifted to Web services. In addition, the demand for solutions versus staffing services appears to be less strong as core clients become familiar with Web technologies and begin to seek more staffing services.

Results of Operations

     For purposes of the following discussion, as of December 31, 1998, a mature office is one that was owned by the Company for at least 12 months at the beginning of the earlier period being compared and a new office is one that was opened or acquired thereafter. As of December 31, 1999 and December 31, 2000, a mature office is an office that was owned by the Company for at least 24 months and a new office is an office opened or acquired within the last 24 months.

     The following tables set forth, for the periods indicated, the percentage of revenue and the percentage change from the prior period of certain items reflected in the Company's consolidated statements of income:

                                                       Percentage of Revenue
                                                    --------------------------
                                                      Year Ended December 31,
                                                    --------------------------
                                                     1998       1999      2000
                                                    -----      -----     -----
Revenue ..........................................  100.0%     100.0%    100.0%
Cost of revenue ..................................   69.3       70.8      70.7
                                                    -----      -----     -----
Gross profit .....................................   30.7       29.2      29.3
                                                    -----      -----     -----
Selling, general and administrative expenses .....   18.9       18.5      21.5
Depreciation expense .............................    0.8        0.8       1.0
Amortization expense .............................    0.1        0.9       1.5
Restructuring charge .............................     --         --       0.1
                                                    -----      -----     -----
Total operating expenses .........................   19.8       20.2      24.1
                                                    -----      -----     -----
Operating income .................................   10.9        9.0       5.2
                                                    -----      -----     -----
Interest income ..................................    0.4        0.1        --
Interest expense .................................     --        1.0       2.2
                                                    -----      -----     -----
Net interest income (expense) ....................    0.4       (0.9)     (2.2)
                                                    -----      -----     -----
Income before income taxes .......................   11.3        8.1       3.0
Income taxes .....................................    4.5        3.3       1.4
                                                    -----      -----     -----
Net income .......................................    6.8%       4.8%      1.6%
                                                    =====      =====     =====

                                                                      Percentage Changes
                                                       --------------------------------------------------
                                                                    Year Ended December 31,
                                                       --------------------------------------------------
                                                       1999 Compared to 1998        2000 Compared to 1999
                                                       ---------------------        ---------------------
Revenue .............................................           47.1%                        (0.3)%
Cost of revenue .....................................           50.1                         (0.5)
Gross profit ........................................           40.3                          0.1
Selling, general and administrative expenses ........           44.1                         15.9
Depreciation expense ................................           59.2                         25.1
Amortization expense ................................        1,292.4                         61.9
Restructuring charge ................................             --                        100.0
Total operating expenses ............................           51.0                         19.1
Operating income ....................................           20.8                        (42.8)
Interest income .....................................           82.9                        (34.5)
Interest expense ....................................        5,196.2                        125.7
Income before income taxes ..........................            5.0                        (62.8)
Income taxes ........................................            7.2                        (57.9)
Net income ..........................................            3.6                        (66.1)


     2000 compared to 1999

     Revenue. Revenue decreased $1.1 million, or 0.3%, to $313.6 million for 2000 from $314.6 million for 1999. Excluding the ATS acquisition, revenue decreased $34.4 million or 10.9%. The decline in revenue is a result of a declining consultant count, which started in 1999 and continued throughout 2000. This decline was brought on by decreased client demand, the transition from mainframe to e-Business skilled consultants, slower revenue growth in existing offices, lower bill rate increases and more non-billable consultant time. As of December 31, 2000, compared to December 31, 1999, the total number of full-time consultants decreased to 2,446 from 2,770, respectively, and clients (excluding clients that generated less than $25,000 in revenue during such year) decreased to 730 from 788, respectively.

     Cost of revenue. Cost of revenue decreased $1.1 million, or 0.5%, to $221.6 million for 2000 from $222.7 million for 1999. Cost of revenue decreased slightly due to pay rate increases staying below bill rate increases. As a percentage of revenue, cost of revenue decreased to 70.7% for 2000 from 70.8% for 1999.

     Gross profit. Gross profit stood at $92.0 million for 2000 compared to $92.0 million for 1999. As a percentage of revenue, gross profit increased to 29.3% for 2000 from 29.2% for 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $9.2 million, or 15.9%, to $67.4 million for 2000 from $58.1 million for 1999. This increase is primarily due to the cost of the Company's sales, marketing and e-Business initiatives, the one-time costs related to the offices closed May 31, 2000 and the costs related to the Tennessee sales and use tax audit. These one-time costs include a write-down of $343,000 for the value of retired or abandoned assets to net realizable value in accordance with Financial Accounting Standards Board Opinion No. 121. In addition, a bad debt reserve for uncollectible Tennessee tax of $586,000 and a penalty of $198,000 are included in selling, general and administrative expenses. As a percentage of revenue, selling, general and administrative expenses increased to 21.5% for 2000 from 18.5% for 1999. The nonrecurring costs included in selling, general and administrative expenses for 2000 totaled $1,127,000, before income taxes. Excluding these items, as a percentage of revenue, selling, general and administrative expenses increased to 21.1% for 2000 from 18.5% for 1999.

     Depreciation expense. Depreciation increased $654,000, or 25.1%, to $3.3 million for 2000 from $2.6 million for 1999. This increase is primarily attributable to depreciation on additions to computer equipment and software and an entire year of depreciation on the assets of companies acquired during 1999. As a percentage of revenue, depreciation increased to 1.0% from 0.8% in 1999.

     Amortization expense. Amortization expense increased $1.8 million, or 61.9%, to $4.8 million for 2000 from $3.0 million for 1999. This increase is attributable to amortization of goodwill and other intangible assets related to the

Company's acquisitions. As a percentage of revenue, amortization expense increased to 1.5% for 2000 from 0.9% for 1999.

     Operating income. Operating income decreased $12.1 million, or 42.8%, to $16.2 million for 2000 from $28.2 million for 1999. As a percentage of revenue, operating income decreased to 5.2% for 2000 from 9.0% for 1999. The decline in operating income margin is the result of higher selling, general and administrative expenses and higher depreciation and amortization expenses.

     Interest income. Interest income decreased by $49,000 to $94,000 for 2000 from $143,000 for 1999. This change reflects a decrease in cash and cash equivalents due to the Company's cash being used for acquisitions.

     Interest expense. Interest expense increased by $3.8 million to $6.8 million for 2000 from $3.0 million for 1999. Of this amount, $895,000 relates to a Tennessee Department of Revenue audit of the Nashville and Memphis offices completed September 29, 2000. The State of Tennessee found that consulting services provided to clients connected with the installation, alteration, development, or programming of computer software are subject to Tennessee sales or use tax. The remaining amount reflects an increase in the average level of borrowings during the period related to the use of cash to make the ATS and other 1999 acquisitions.

     Income before income taxes. Income before income taxes decreased $15.9 million, or 62.8%, to $9.4 million for 2000 from $25.3 million for 1999. As a percentage of revenue, income before income taxes decreased to 3.0% for 2000 from 8.1% for 1999.

     Income taxes. The Company's effective tax rate for 2000 and 1999 is 45.6% and 40.3%, respectively. The rate increase is the result of higher than expected non-deductible expenses, which increased the Company's taxable income above previous estimates, and non-federal income taxes. The increase is also the result of higher income tax rates in the states where the Company's acquisitions operate. As a percentage of revenue, income taxes decreased to 1.4% for 2000 from 3.3% for 1999. Income taxes decreased $5.9 million or 57.9%, to $4.3 million for 2000 from $10.2 million for 1999. These decreases are a result of the earnings decline the Company has experienced during 2000.

     Net income. Net income decreased $10.0 million, or 66.1%, to $5.1 million for 2000 from $15.1 million for 1999. As a percentage of revenue, net income decreased to 1.6% for 2000 from 4.8% for 1999.

     Net income per share. Diluted net income per share decreased $0.67, or 66.3%, to $0.34 for 2000 from $1.01 for 1999.

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

Liquidity and Capital Resources

     The Company used a portion of the proceeds from the 1997 initial public offering during 1998 for the acquisition of The Avery Group, as described in
Note 4 of Notes to Consolidated Financial Statements. During 1999, the Company acquired D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC, The Professionals - Computer Management & Consulting, Inc., Krystal Solutions, Inc., Solution Technologies, Inc. and Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC, as described in Note 4 of Notes to Consolidated Financial Statements. These acquisitions were financed with the balance of the proceeds from the Company's January 1997 initial public offering, cash generated by operations and borrowings on the Company's credit facilities.

     The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $18,622,718 for 2000 and consisted primarily of net income, adjusted for non-cash items of $13,542,652, a decrease in accounts receivable of $4,797,465 and a decrease in prepaid expenses of $2,064,315. The Company's working capital was $42,647,000 at December 31, 2000 compared to $42,047,000 at December 31, 1999.

     Net cash used in investing activities was $25,268,926 for 2000, consisting of normal acquisitions of property and equipment used in operations of $2,359,550 and $22,149,994 of payments for the acquisitions described above. The Company has no future obligations for payments under its 1998 and 1999 acquisitions. The Company's investing activities also include $791,463 spent on developing new computer systems. The funds used in these activities came from the Company's lines of credit, cash generated by the Company's operations, proceeds from the exercise of vested stock options and purchases of stock by the ESPP.

     The Company has experienced a slowdown in demand for its services since May 1999. This slowdown has reduced the rate of revenue growth for the Company and caused earnings to fall. Cash flow from operations has been reduced as a result of the slowdown. Management believes the short-term effect of this slowdown will be to increase the likelihood the Company will have to borrow against available amounts under its lines of credit to fund growth.

     The Company increased the maximum amount it may borrow on its credit facilities from $39,900,000 to $90,000,000 on January 15, 1999 and to $125,000,000 on August 25, 1999. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes. The credit facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. As of December 31, 2000, the Company had borrowed $83,443,021 against these facilities. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest, but not principal, is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The rates on such borrowings ranged from 7.66% to 7.79% on December 31, 2000. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

     The credit facilities contain several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limit the amount of dividends that can be paid. The covenants also impose limits on incurring other debt and require a certain debt service coverage ratio to be maintained. Quarterly testing dates are required for these covenants. The covenants may prevent the Company from borrowing the full $125,000,000 of the facilities or trigger a default under the credit facilities. As of December 31, 2000, approximately $20.7 million was available for additional borrowing without default.

     On March 20, 2000, the Company negotiated more favorable terms on the credit facilities, which are expected to allow the Company to fully use the maximum borrowing amount. The change increased the Maximum Funded Debt to EBITDA ratio from 3.0 to 1.0 to 4.0 to 1.0 through September 30, 2001 and increased the Funded Debt to Capitalization ratio to 65% through December 31, 2000 and 60% through December 31, 2001. At December 31, 2000, the Maximum Funded Debt to EBITDA ratio stood at 3.2 to 1.0. The Company plans to reduce its debt level, increase EBITDA or negotiate a more favorable ratio by December 31, 2001 to avoid default under its credit facilities. A default could have a material adverse effect on the Company's business.

     The interest rates on the Company's facilities change from time to time. Actions during 1999 and 2000 by the Federal Reserve to increase interest rates increased the Company's interest costs. The Federal Reserve recently decreased interest rates. If the Federal Reserve decreases interest rates further, the Company's interest cost is likely to decrease as well. Assuming the Company is in debt $90,000,000 and continues to have approximately 15,200,000 shares outstanding, a one percent decrease in the interest rate will increase annual earnings per share by approximately 3.2 cents. A one percent increase in the interest rate will decrease annual earnings per share by approximately 3.2 cents.

     The Company believes that the available funds under its credit facilities and cash flows from operations will be adequate to meet its needs for working capital and capital expenditures for the next year. New acquisitions, however, will require additional debt and equity financing.

     The Tennessee Department of Revenue completed a tax audit during 2000. The audit resulted in the Company's receipt of a Notice of Assessment on September 29, 2000 that proposed the imposition of additional Tennessee sales and use taxes and related interest and penalty attributable to the performance by Company employees of services in the State of Tennessee, which the Department determined to be taxable as "computer software." In the Notice, the Department assessed sales and use tax of $2,357,147, which the Company paid in October 2000. Under Tennessee law, the ultimate consumer is responsible for paying the assessed sales and use tax. Accordingly, the Company has billed the assessed amount to its customers. A portion of this amount may not be collectible. As a result, the Company has recorded a reserve of $586,286 for uncollectible accounts. The net current receivable on the balance sheet is $1,044,095 and appears in other current assets at December 31, 2000. The interest and penalty paid on the liability through December 31, 2000 totaled $894,594 and $197,979, respectively. Collectively, the reserve, interest, and recorded penalty reduced the income before income taxes for the year ended December 31, 2000 by $1,678,859.

     The Company sold 183,760 shares of stock under the Metro Information Services, Inc., Employee Stock Purchase Plan (the "ESPP") for an aggregate purchase price of $1,378,018 during the twelve months ended December 31, 2000. The Company sold 128,102 shares for an aggregate purchase price of $1,603,143 during 1999 and 53,106 shares for an aggregate purchase price of $1,323,056 during 1998. The ESPP is described in Note 9 of Notes to Consolidated Financial Statements.

     During the years ended December 31, 2000, 1999 and 1998, certain employees exercised stock options which had vested pursuant to the 1997 Employee Incentive Stock Option Plan. Total proceeds from the issuance of stock for option exercises during the years ended December 31, 2000, 1999 and 1998 were $283,401, $148,940 and $177,120, respectively. The Company issued 17,400 shares of stock for option exercises in 2000, 9,290 in 1999, and 11,070 in 1998.

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

Inflation

     Due to the high demand for IT services and a shortage of qualified IT consultants, wage inflation in the IT services industry surpassed normal wage inflation during 2000. If this trend continues, it could have a material adverse effect on the Company's business, operating results and financial condition if the Company is unable to pass increased payroll costs on to its clients. The Company attempts to obtain bill rate increases from clients to offset these increases whenever possible. The Company expects to obtain bill rate increases in 2001 to offset pay rate increases in 2001, although there can be no assurance that this will occur. Average pay rates for 2000 increased 9.6% over average pay rates for 1999 as the Company transitioned its workforce to newer technologies with higher billing rates and pay rates. Average pay rates for 1999 increased 7.6% over average pay rates for 1998.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning June 15, 2000. In June 2000, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, was released as an amendment to SFAS No. 133. SFAS No. 138 amends and clarifies a limited number of issues in SFAS No. 133 that have caused application difficulties. The implementation of SFAS No. 133 and SFAS No. 138 have not had a material effect on the Company's financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB 101 was extended by SAB 101B to the fourth quarter of fiscal years beginning after December 15, 1999. The Company, as required by the SEC, in the fourth quarter of 2000 implemented SAB 101. The implementation of SAB 101 has not had a material effect on the Company's financial condition or results of operations.

     In September 1999, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Business Combinations and Intangible Assets, that would require all business combinations to be recorded using the purchase method of accounting. This statement would require any resulting excess purchase price over the fair value of acquired net assets to be charged to earnings over a period not to exceed 20 years. Recently, the FASB has indicated that it may adopt a completely different approach to the issues addressed in the proposed statement. Under the approach, goodwill would not be amortized to earnings or expensed against earnings annually over a period of up to 20 years, as originally proposed. Instead, goodwill would be reviewed for impairment and only written down and expensed against earnings in the periods in which the recorded value of goodwill is more than its fair value. The actual pronouncement, if issued, will likely have substantial changes from the exposure draft. The actual language of the final pronouncement cannot be determined at this time. The statement is not expected to be final until June 2001. The Company has previously used a 30-year life for goodwill. The implementation of this statement would have a material effect on the Company's financial condition and results of operations. If the newer approach were adopted, goodwill amortization expense would decrease to zero and only impairments would be charged against earnings.

Risk Factors

     Ability to Attract and Retain Qualified Personnel. The Company's success depends on its ability to attract and retain consultants with the technical skills and experience required to meet its clients' rapidly changing needs. The Company must continually identify and recruit technical personnel in each of its markets to fill new positions and to replace consultants who have left the Company. The IT industry has high consultant turnover rates and the demand for consultants has, to date, substantially exceeded supply. This has resulted in intense competition for consultants and the Company expects such competition for consultants to increase in the future. The Company competes for these individuals with other providers of technical staffing services, system integrators, providers of outsourcing services, computer consultants, temporary personnel agencies and the Company's own clients. IT professionals who work with the Company also work with the Company's competitors from time to time. IT professionals currently working on projects for the Company may choose to work for competitors on future assignments. The Company's net revenues in any period are primarily driven by the number of IT professionals the Company has on billable assignments. There can be no assurance that the Company will attract and retain the personnel it requires to conduct its operations successfully or to attract additional personnel for expanded operations. Failure to attract and retain such personnel or an increase in the Company's consultant turnover rate could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Absence of Long-Term Contracts; Dependence on Key Clients. Substantially all of the Company's contracts to perform services may be canceled or modified by the Company's clients at will without penalty. Approximately 61% of the Company's consultants are salaried employees and unless terminated, receive full compensation and benefits even if not engaged in billable work. As a result, cancellation or reduction of a contract may result in a loss of revenue without a corresponding reduction in cost of revenue. Although the Company has a broad client base, the loss of one or more large clients could have a material adverse effect on the Company's business, operating results and financial condition. In 1998, 1999 and 2000, the Company's 10 largest clients accounted for approximately 31.3%, 21.7% and 23.2%, respectively, of the Company's revenue and its largest client accounted for approximately 4.4%, 3.6% and 5.2%, respectively, of revenue.

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

     Dependence on Senior Management. The continued growth and success of the Company is largely dependent on the efforts, direction and guidance of its existing senior management and on its ability to attract and retain qualified managers. The Company has entered into employment agreements with its executive officers, each of which contains provisions limiting these employees' rights to compete with the Company and hire its employees. The loss of any of the Company's senior management or key personnel and, in particular, John H. Fain, Chief Executive Officer, or Andrew J. Downing, President and Chief Operating Officer, or the inability to attract and retain key management personnel in the future, could have a material adverse effect on the Company's business, operating results and financial condition. The Company carries no key man life insurance on Mr. Fain or Mr. Downing.

     Intellectual Property Risks. A portion of the Company's business involves the development of software applications for specific client engagements. Although the Company believes that its services do not infringe on the intellectual property rights of others, it may be the subject of claims for infringement, which even if successfully defended could be costly and time consuming. An infringement claim against the Company could materially and adversely affect the Company in that the Company may:

o experience a diversion of the Company's financial resources and the attention of management personnel;

o    incur damages and litigation costs, including attorneys' fees;

o    be enjoined from future use of the intellectual property;

o be required to obtain a license to use the intellectual property, incurring licensing fees;

o need to develop a non-infringing alternative, which could be costly and delay projects; and

o have to indemnify clients with respect to losses incurred as a result of the Company's infringement of the intellectual property.

     Health Plan Self Insurance Risks. The Company self-insures a portion of its group health and dental plan. On December 31, 2000, approximately 2,021 of the Company's 2,733 full-time employees were covered by the group health plan. The Company self-insures up to $125,000 of claims per covered employee per year with a Company maximum annual aggregate liability of 125% of expected claims as computed at the end of each year based on the number of covered persons during the year. Self-insurance charges may fluctuate materially from quarter to quarter and may cause a material adverse effect on the Company's quarterly and annual business, operating results and financial condition.

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

     Risk Associated with Growth through Acquisitions. The Company has grown, in part, through the acquisition of other IT businesses. The Company's ability to acquire other IT businesses, depends on its ability to identify, finance and complete acquisitions. There is significant competition for acquisition opportunities, which may increase the cost of acquisition candidates. Some competitors for these candidates have greater resources than the Company. The Company will face a variety of additional risks if it completes acquisitions, including the inability to integrate the acquired businesses into the Company's operations, the inability to achieve expected financial results from the acquired businesses, the diversion of management's attention, the inability to retain key personnel of the acquired businesses, losses due to liabilities and contingencies of the acquired businesses and the adverse impact on net income caused by amortization of acquired intangible assets. The Company's failure or inability to successfully implement and manage its acquisition strategy may have a material adverse effect on the Company's business, operating results and financial condition. In addition, the value of Company stock held by shareholders at the time of any acquisition may be diluted if the Company issues stock to complete any acquisition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk due to variable interest rates on the Company's credit facilities. Actions during 1999 and 2000 by the Federal Reserve to increase interest rates increased the Company's interest costs. The Federal Reserve recently decreased interest rates. If the Federal Reserve decreases interest rates further, the Company's interest cost is likely to decrease as well. Assuming the Company is in debt $90,000,000 and continues to have approximately 15,200,000 shares outstanding, a one percent decrease in the interest rate will increase annual earnings per share by approximately 3.2 cents. A one percent increase in the interest rate will decrease annual earnings per share by approximately 3.2 cents.

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

Item 8. Consolidated Financial Statements and Supplementary Data

                          Independent Auditors' Report

The Board of Directors and Shareholders
Metro Information Services, Inc.:

We have audited the accompanying consolidated balance sheets of Metro Information Services, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro Information Services, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ KPMG LLP

Norfolk, Virginia
January 29, 2001

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income


                                                                                             Year Ended December 31,
                                                                              -----------------------------------------------------
                                                                                   1998                1999                2000
                                                                              -------------       -------------       -------------

Revenue ................................................................      $ 213,891,637       $ 314,646,091       $ 313,590,997
Cost of revenue ........................................................        148,321,681         222,681,353         221,565,996
                                                                              -------------       -------------       -------------
Gross profit ...........................................................         65,569,956          91,964,738          92,025,001
                                                                              -------------       -------------       -------------
Selling, general and administrative expenses ...........................         40,349,100          58,140,040          67,385,432
Depreciation expense ...................................................          1,636,678           2,606,003           3,259,940
Amortization expense ...................................................            213,851           2,977,605           4,821,769
Restructuring charge (Note 13) .........................................                 --                  --             403,004
                                                                              -------------       -------------       -------------
     Total operating expenses ..........................................         42,199,629          63,723,648          75,870,145
                                                                              -------------       -------------       -------------
Operating income .......................................................         23,370,327          28,241,090          16,154,856
                                                                              -------------       -------------       -------------
Interest income ........................................................            837,557             143,478              93,987
Interest expense .......................................................            (56,991)         (3,018,355)         (6,811,897)
                                                                              -------------       -------------       -------------
     Net interest income (expense) .....................................            780,566          (2,874,877)         (6,717,910)
                                                                              -------------       -------------       -------------
Income before income taxes .............................................         24,150,893          25,366,213           9,436,946
Income taxes (Note 7) ..................................................          9,533,849          10,222,585           4,302,289
                                                                              -------------       -------------       -------------
Net income .............................................................      $  14,617,044       $  15,143,628       $   5,134,657
                                                                              =============       =============       =============

     Net income per share - basic (Note 8) .............................      $        0.98       $        1.01       $        0.34
                                                                              =============       =============       =============
     Net income per share - diluted (Note 8) ...........................      $        0.97       $        1.01       $        0.34
                                                                              =============       =============       =============

Weighted average number of shares of common stock
   and potential dilutive securities outstanding (Note 8):
      Basic ............................................................         14,845,465          14,928,870          15,101,423
      Diluted ..........................................................         15,001,176          14,985,934          15,144,529


          See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                          December 31,
                                                                                -------------------------------
                                                                                    1999               2000
                                                                                ------------       ------------
Assets:
Current assets:
  Cash and cash equivalents ................................................    $  4,612,538       $    603,699
  Accounts receivable, net (Notes 2 and 6) .................................      59,720,500         54,923,035
  Prepaid expenses .........................................................       4,442,488          2,378,173
  Other current assets less allowance for uncollectible sales tax
         of $586,286 at December 31, 2000 (Note 3) .........................              --          1,044,095
  Deferred income taxes (Note 7) ...........................................       1,287,699          2,193,480
                                                                                ------------       ------------
         Total current assets ..............................................      70,063,225         61,142,482
Property and equipment, net (Note 5) .......................................      12,412,632         11,889,307
Goodwill and other intangibles, net (Note 4) ...............................     107,395,150        115,972,945
Other assets ...............................................................         307,843            275,091
                                                                                ------------       ------------
Total assets ...............................................................    $190,178,850       $189,279,825
                                                                                ============       ============


Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable .........................................................    $  4,202,391       $  4,029,196
  Earnouts payable .........................................................       8,750,000                 --
  Accrued compensation and benefits (Note 11) ..............................      15,063,453         14,466,277
                                                                                ------------       ------------
          Total current liabilities ........................................      28,015,844         18,495,473
Line of credit facilities (Note 6) .........................................      82,467,071         83,443,021
Deferred income taxes (Note 7) .............................................       1,555,131          2,404,451
                                                                                ------------       ------------
         Total liabilities .................................................     112,038,046        104,342,945
                                                                                ------------       ------------
Shareholders' equity:
  Preferred stock, $0.01 par
         value; authorized 1,000,000 shares; none
         issued and outstanding (Note 12) ..................................              --                 --
  Common stock, $0.01 par value, authorized
          50,000,000 shares; issued and outstanding 15,021,552
          shares at December 31, 1999 and 15,222,712 shares at
          December 31, 2000 (Notes 9 and 12) ...............................         150,216            152,227
  Paid in capital ..........................................................      39,336,189         40,995,597
  Retained earnings ........................................................      38,654,399         43,789,056
                                                                                ------------       ------------
         Total shareholders' equity ........................................      78,140,804         84,936,880
                                                                                ------------       ------------
Commitments and contingencies (Note 11)
Total liabilities and shareholders' equity .................................    $190,178,850       $189,279,825
                                                                                ============       ============


          See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity


                                                                                        Shareholders' Equity
                                                                 -------------------------------------------------------------------
                                                                       Common Stock
                                                                 -------------------------     Paid in      Retained
                                                                   Shares        Amount        Capital      Earnings        Total
                                                                 -----------   -----------   -----------   -----------   -----------

Balance as of December 31, 1997 ..............................    14,819,984   $   148,200   $36,085,946   $ 8,893,727   $45,127,873
Net proceeds from issuance of shares of common stock
under Employee Stock Purchase Plan ...........................        53,106           531     1,322,525            --     1,323,056
Net proceeds from issuance of shares of common stock
under Employee Incentive Stock Option Plan ...................        11,070           111       177,009            --       177,120
Net income for 1998 ..........................................            --            --            --    14,617,044    14,617,044
                                                                 -----------   -----------   -----------   -----------   -----------
Balance as of December 31, 1998 ..............................    14,884,160       148,842    37,585,480    23,510,771    61,245,093
Net proceeds from issuance of shares of common stock
under Employee Stock Purchase Plan ...........................       128,102         1,281     1,601,862            --     1,603,143
Net proceeds from issuance of shares of common stock
under Employee Incentive Stock Option Plan ...................         9,290            93       148,847            --       148,940
Net income for 1999 ..........................................            --            --            --    15,143,628    15,143,628
                                                                 -----------   -----------   -----------   -----------   -----------
Balance as of December 31, 1999 ..............................    15,021,552       150,216    39,336,189    38,654,399    78,140,804
Net proceeds from issuance of shares of common stock
under Employee Stock Purchase Plan ...........................       183,760         1,837     1,376,181            --     1,378,018
Net proceeds from issuance of shares of common stock
under Employee Incentive Stock Option Plan ...................        17,400           174       283,227            --       283,401
Net income for 2000 ..........................................            --            --            --     5,134,657     5,134,657
                                                                 -----------   -----------   -----------   -----------   -----------
Balance as of December 31, 2000 ..............................    15,222,712   $   152,227   $40,995,597   $43,789,056   $84,936,880
                                                                 ===========   ===========   ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                      Year Ended December 31,
                                                                        ---------------------------------------------------
                                                                            1998               1999               2000
                                                                        -------------      -------------      -------------
Cash Flows from Operating Activities:
    Net income ......................................................   $  14,617,044      $  15,143,628      $   5,134,657
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization - cost of revenue .............          45,875             44,315             45,061
        Depreciation and amortization - operating expenses ..........       1,850,529          5,583,608          8,081,709
       Net loss on sale of property and equipment ...................          41,089             39,811            337,686
        Deferred income taxes .......................................        (192,403)           386,890            (56,461)
       Changes in operating assets and liabilities increasing
          (decreasing) cash and cash equivalents, net of the
           effects of acquisitions:
          Accounts payable from restricted cash .....................       1,264,524         (1,264,524)                --
          Accounts receivable .......................................      (9,664,564)        (7,891,996)         4,797,465
          Prepaid expenses ..........................................         (53,555)        (3,857,741)         2,064,315
          Other current assets ......................................              --                 --         (1,044,095)
          Other assets ..............................................         179,933            (49,404)            32,752
          Accounts payable ..........................................       2,922,251         (5,424,864)          (173,195)
          Accrued compensation and benefits .........................       2,027,850          1,079,938           (597,176)
                                                                        -------------      -------------      -------------
              Net cash provided by operating activities .............      13,038,573          3,789,661         18,622,718
                                                                        -------------      -------------      -------------
Cash Flows from Investing Activities:
     Acquisition of property and equipment ..........................      (3,494,790)        (3,544,543)        (2,359,550)
     Acquisition of computer software ...............................      (2,141,332)        (1,102,430)          (791,463)
     Acquisition of businesses ......................................     (12,443,771)       (97,251,067)       (22,149,994)
     Proceeds from sale of property and equipment ...................           8,130              6,183             32,081
                                                                        -------------      -------------      -------------
              Net cash used in investing activities .................     (18,071,763)      (101,891,857)       (25,268,926)
                                                                        -------------      -------------      -------------
Cash Flows from Financing Activities:
     Net borrowings under line of credit ............................              --         82,467,071            975,950
     Proceeds from shares issued under Employee Stock
       Purchase Plan ................................................       1,323,056          1,603,143          1,378,018
     Proceeds from shares issued under Employee Incentive
        Stock Option Plan ...........................................         177,120            148,940            283,401
                                                                        -------------      -------------      -------------
            Net cash provided by financing activities ...............       1,500,176         84,219,154          2,637,369
                                                                        -------------      -------------      -------------
Net decrease in cash and cash equivalents ...........................      (3,533,014)       (13,883,042)        (4,008,839)
Cash and cash equivalents at beginning of year ......................      22,028,594         18,495,580          4,612,538
                                                                        -------------      -------------      -------------
Cash and cash equivalents at end of year ............................   $  18,495,580      $   4,612,538      $     603,699
                                                                        =============      =============      =============
Supplemental disclosure of cash flow information:
     Cash paid for interest .........................................   $      56,991      $   3,261,046      $   6,563,030
                                                                        =============      =============      =============


     Cash paid for income taxes .....................................   $   9,004,978      $  11,047,931      $   3,092,863
                                                                        =============      =============      =============

During 1998, 1999 and 2000, non-cash financing activities associated with acquisitions totaled $1,001,344, $8,750,000 and $0, respectively.


          See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

     Nature of Business

     Metro Information Services, Inc. together with its wholly-owned consolidated subsidiaries Metro Information Services of Northern California,
Inc., Metro Information Services of Los Angeles, Inc., Metro Information Services of Orange County, Inc., Metro Information Services of Pennsylvania, Inc. and Metro Information Services - ATS, Inc. ("Metro" or the "Company") is an information technology ("IT") consulting services company providing IT consultants on a contract basis to organizations with complex IT operations. On December 31, 2000, the Company had 36 offices in the United States and Puerto Rico.

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

     There are several types of revenue that are currently immaterial to the Company's gross revenue but may account for a greater portion in the future. These primarily include sales of managed services and fixed fee contracts. Currently, the combined revenue from these types of sales accounts for less than 1% of the yearly gross revenue. Accounting for managed services and fixed fee revenue is different from the services billed on a time and materials basis. Managed services revenue represents fees for administrative services and is reported on a net basis. Fixed fee revenue is recognized using the percentage of completion method. All of these types of revenue are currently included with revenue from consulting services on the income statement due to immateriality.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. Cash equivalents at December 31, 2000 and 1999 consisted of overnight money market investments.

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

     Goodwill and Other Intangible Assets

     Goodwill and other intangible assets represent the excess of cost over fair value of net tangible assets acquired through acquisitions and are amortized on a straight-line basis over their estimated useful lives, generally 30 years for goodwill and 3-20 years for other intangible assets. Management periodically assesses whether there has been a permanent impairment in the value of goodwill, customer base and other intangible assets. Impairment is determined by comparing anticipated undiscounted future cash flows to the carrying value of the related goodwill, customer base and other intangibles. If such assets are considered impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Accounts Receivable

     At December 31, 1999 and 2000, the components of accounts receivables consist of the following:

                                                         December 31,
                                                  -------------------------
                                                     1999          2000
                                                  -----------   -----------
     Billed revenue ...........................   $59,100,220   $57,264,101
     Unbilled revenue .........................     1,154,010       128,239
                                                  -----------   -----------
                                                   60,254,230    57,392,340
       Less allowance for doubtful accounts           533,730     2,469,305
                                                  -----------   -----------
                                                  $59,720,500   $54,923,035
                                                  ===========   ===========

(3) Sales Tax Assessment

     The Tennessee Department of Revenue completed a tax audit during 2000. The audit resulted in the Company's receipt of a Notice of Assessment on September 29, 2000 that proposed the imposition of additional Tennessee sales and use taxes and related interest and penalty attributable to the performance by Company employees of services in the State of Tennessee, which the Department determined to be taxable as "computer software." In the Notice, the Department assessed sales and use tax of $2,357,147, which the Company paid in October 2000. Under Tennessee law, the ultimate consumer is responsible for paying the assessed sales and use tax. Accordingly, the Company has billed the assessed amount to its customers. A portion of this amount may not be collectible. As a result, the Company has recorded a reserve of $586,286 for uncollectible accounts. The net current receivable on the balance sheet is $1,044,095 and appears in other current assets at December 31, 2000. The interest and penalty paid on the liability through December 31, 2000 totaled $894,594 and $197,979, respectively. Collectively, the reserve, interest, and recorded penalty reduced the income before income taxes for the year ended December 31, 2000 by $1,678,859.

(4) Acquisitions

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

     On January 1, 1999, the Company acquired D.P. Specialists, Inc. and D.P. Specialists Learning Center, LLC ("DPS" collectively), information technology consulting services and personnel staffing businesses located in El Segundo, California and Woodbridge, New Jersey for a purchase price of approximately $17,907,000, including direct costs of the acquisition of approximately $90,000. During 2000, $7,837,164 was paid based on the acquired business attaining certain operating income targets for the twelve months ended December 31, 1999.

     On February 1, 1999, the Company acquired The Professionals - Computer Management & Consulting, Inc. ("PCM") and Krystal Solutions, Inc. ("KSC"), both of which are information technology consulting services and personnel staffing businesses located in Irvine, California and San Bruno, California for a purchase price of approximately $20,611,000, of which $17,976,000 was paid at closing, $352,000 was paid in April 1999 based on a net worth adjustment calculation performed in April 1999 and approximately $183,000 represents direct costs related to the acquisition. During 2000, $2,100,000 was paid based on the acquired business attaining certain operating income targets for the twelve months ended January 31, 2000.

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

     On August 13, 1999, the Company acquired all of the membership and equity interests of Acuity Technology Services, LLC and Acuity Technology Services of Dallas, LLC ("ATS" collectively), both of which are information technology consulting services and personnel staffing businesses located in Washington D.C., Baltimore, Maryland and Dallas, Texas for a purchase price of approximately $52,410,000 of which $39,425,000 was paid at closing, $666,000 was paid in November 1999 and approximately $158,000 represents direct costs related to the acquisition. During 2000, $12,160,830 was paid based on the acquired business attaining certain operating income targets for the twelve months ended August 31, 2000.

     Each of these acquisitions is accounted for as a purchase. The acquisitions were financed partially with proceeds remaining from the Company's initial public offering of common stock on January 29, 1997. The remainder of the purchase price was financed with the Company's cash on hand and borrowings from the Company's line of credit.

     At December 31, 1999 and 2000, the components of goodwill and other intangibles consist of the following:

                                                                       December 31,
                                                   Useful       ---------------------------
                                                    Life            1999           2000
                                                -------------   ------------   ------------
     Goodwill .................................      30 years   $ 98,823,240   $106,101,935
     Customer base ............................ 10 - 20 years      9,874,500     17,122,300
     Other intangibles ........................   3 - 5 years      1,956,700        830,200
                                                                ------------   ------------
                                                                 110,654,440    124,054,435
            Less accumulated amortization                          3,259,290      8,081,490
                                                                ------------   ------------
                                                                $107,395,150   $115,972,945
                                                                ============   ============

     Unaudited Pro forma consolidated results of operations for the year ended December 31, 1999 would have been as follows had the acquisitions of PCM, KSC, STI and ATS occurred as of the beginning of the period:

                                                                  Year Ended
                                                                 December 31,
                                                                 ------------
                                                                     1999
                                                                   --------
     (In thousands, except per share data)

     Revenue .................................................     $345,993
     Net income ..............................................     $ 14,853
     Net income per share - basic ............................     $   1.00
     Net income per share - diluted ..........................     $   0.99
     Weighted average number of shares of common stock
          and potential dilutive securities outstanding:
          Basic ..............................................       14,901
          Diluted ............................................       15,005

There is no difference between the pro forma and actual consolidated results of operations for the twelve months ended December 31, 2000 since the acquisitions occurred before January 1, 2000.

(5) Property and Equipment

     Property and equipment consist of the following:

                                                                                    December 31,
                                                                  Useful     -------------------------
                                                                   Life          1999          2000
                                                                  ------     -----------   -----------
     Land ....................................................        n.a.   $   129,221   $   129,221
     Buildings ...............................................  31.5 years       938,957       938,957
     Computer equipment and software .........................   3-7 years    13,256,857    13,828,027
     Furniture and equipment .................................   5-7 years     4,016,179     4,084,078
     Leasehold improvements ..................................     Various       771,723       844,112
     Automobiles .............................................     3 years        16,065        16,065
                                                                ----------   -----------   -----------
                                                                              19,129,002    19,840,460
               Less accumulated depreciation and amortization                  6,716,370     7,951,153
                                                                             -----------   -----------
                                                                             $12,412,632   $11,889,307
                                                                             ===========   ===========

(6) Line of Credit Facilities

     The Company increased the maximum amount it may borrow on its credit facilities from $39,900,000 to $90,000,000 on January 15, 1999 and to $125,000,000 on August 25, 1999. Amounts advanced under the facilities can be used for acquisitions and general working capital purposes. The credit facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. As of December 31, 2000, the Company had borrowed $83,443,021 against these facilities. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest, but no principal, is payable monthly. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The rates on such borrowings ranged from 7.66% to 7.79% on December 31, 2000. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

     The credit facilities contain several covenants, including one requiring the maintenance of a certain tangible net worth ratio, which limit the amount of dividends that can be paid. The covenants also impose limits on incurring other debt and require a certain debt service coverage ratio to be maintained. Quarterly testing dates are required for these covenants. The covenants may prevent the Company from borrowing the full $125,000,000 of the facilities or trigger a default under the credit facilities. As of December 31, 2000, approximately $20.7 million was available for additional borrowing without default.

     On March 20, 2000, the Company negotiated more favorable terms on the credit facilities, which are expected to allow the Company to fully use the maximum borrowing amount. The change increased the Maximum Funded Debt to EBITDA ratio from 3.0 to 1.0 to 4.0 to 1.0 through September 30, 2001 and increased the Funded Debt to Capitalization ratio to 65% through December 31, 2000 and 60% through December 31, 2001. At December 31, 2000, the Maximum Funded Debt to EBITDA ratio stood at 3.2 to 1.0.

(7) Income Taxes

     The provision for income taxes for 1998, 1999 and 2000 includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The provision for income taxes consists of the following:

                                                             Year Ended December 31,
                                                  --------------------------------------------
                                                     1998             1999            2000
                                                  -----------      -----------     -----------
Current:
     Federal ...............................      $ 8,113,236      $ 8,177,304     $ 3,026,247
     State .................................        1,613,016        1,658,391         608,475
     Foreign ...............................               --               --         724,028
Deferred:
     Federal ...............................         (160,233)         321,657         (47,518)
     State .................................          (32,170)          65,233          (8,943)
                                                  -----------      -----------     -----------
         Total income tax expense ..........      $ 9,533,849      $10,222,585     $ 4,302,289
                                                  ===========      ===========     ===========

     The 1998, 1999 and 2000 actual tax expense differs from the amount which would be provided by applying the statutory federal rate to income before income taxes primarily as a result of state income taxes. A reconciliation of the statutory federal income tax rate and the effective rate is as follows:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                   1998        1999        2000
                                                   ----        ----        ----
Statutory tax rate ............................    35.0%       35.0%       35.0%
Effect of:
    State and local income taxes, net of
        Federal tax benefit ...................     4.5         5.3         4.8
     Nondeductible business expenses ..........      --          --         4.1
     Foreign statutory rate differential ......      --          --         1.7
                                                   ----        ----        ----
     Effective tax rate .......................    39.5%       40.3%       45.6%
                                                   ====        ====        ====


     The components of the deferred tax asset and liability at December 31, 1999 and 2000 are as follows:

                                                      1999              2000
                                                      ----              ----
Current deferred tax asset:
    Self-insurance reserves ................      $   334,369       $   293,130
    Accrued expenses .......................          743,531           779,778
    Allowance for doubtful accounts ........          209,799         1,120,572
                                                  -----------       -----------
                                                  $ 1,287,699       $ 2,193,480
                                                  ===========       ===========
Long-term deferred tax liability:
    Depreciation and amortization ..........      $(1,424,267)      $(2,404,451)
    Other deferred tax liabilities .........         (130,864)               --
                                                  -----------       -----------
                                                  $(1,555,131)      $(2,404,451)
                                                  ===========       ===========

     In assessing whether deferred tax assets may be realized, management considers whether it is more likely than not that some or all of the deferred taxes will not be realized. Based on the availability of carrybacks of future deductible amounts to 1998, 1999 and 2000 taxable income and management's projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes the existing net deductible temporary differences will reverse during periods in which carrybacks are available and/or in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate any income or any specific level of continuing income in future years.

(8) Earnings Per Share

     The following tables reconcile the numerators and denominators of the basic and diluted earnings per share computations of net income:


                                                                 Shares
                                               Net Income      Outstanding    Net Income
For the Year Ended December 31, 1998           (Numerator)    (Denominator)   Per Share
------------------------------------           -----------    -------------   ----------
Basic Net Income Per Share .................   $14,617,044      14,845,465      $0.98
                                                                                =====
Effect of Dilutive Securities - Incentive
   Stock Options deemed outstanding ........            --         155,711
                                               -----------     -----------
Diluted Net Income Per Share ...............   $14,617,044      15,001,176      $0.97
                                               ===========     ===========      =====


                                                                  Shares
                                                Net Income      Outstanding    Net Income
For the Year Ended December 31, 1999            (Numerator)    (Denominator)   Per Share
------------------------------------            -----------    -------------   ----------
Basic Net Income Per Share .................   $15,143,628      14,928,870      $1.01
                                                                                =====
Effect of Dilutive Securities - Incentive
   Stock Options deemed outstanding ........            --          57,064
                                               -----------     -----------
Diluted Net Income Per Share ...............   $15,143,628      14,985,934      $1.01
                                               ===========     ===========      =====


                                                                 Shares
                                               Net Income      Outstanding    Net Income
For the Year Ended December 31, 2000           (Numerator)    (Denominator)   Per Share
------------------------------------           -----------    -------------   ----------
Basic Net Income Per Share .................   $ 5,134,657      15,101,423      $0.34
                                                                                =====
Effect of Dilutive Securities - Incentive
   Stock Options deemed outstanding ........            --          43,106
                                               -----------     -----------
Diluted Net Income Per Share ...............   $ 5,134,657      15,144,529      $0.34
                                               ===========     ===========      =====


See Note 9 for a description of the Incentive Stock Option Plan.

(9) Stock Option Plans

     SFAS No. 123 Disclosure

     As permitted by SFAS No. 123, Accounting for Stock Based Compensation, the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for its three stock-based compensation plans. In accordance with APB Opinion No. 25, the Company recorded no compensation expense related to these plans in 1998, 1999 and 2000. There is no compensation expense related to the Metro Information Services, Inc. Employee Stock Purchase Plan (the "ESPP") because it qualifies as a non-compensatory plan under APB Opinion No. 25. There was no compensation expense recorded for either of the stock option plans discussed below because the exercise price of each option equaled the fair value of the underlying common stock as of the grant date. If compensation expense for the Company's three stock-based compensation plans had been determined based on the fair value of the underlying option at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and net income per share for the years ended December 31, 1998, 1999 and 2000 would have been reduced to the Pro forma amounts indicated below.

                                                                     Year Ended December 31,
                               -------------------------------------------------------------------------------------------------
                                           1998                               1999                             2000
                               -------------------------------------------------------------------------------------------------
                                                   SFAS No.                          SFAS No.                         SFAS No.
                                     As              123               As              123               As             123
                                  Reported        Pro forma         Reported        Pro forma         Reported       Pro forma
                               -------------    -------------    -------------    -------------    -------------   -------------
Net income ..................  $  14,617,044    $  13,903,986    $  15,143,628    $  13,719,741    $   5,134,657   $   3,913,460
                               =============    =============    =============    =============    =============   =============
Net income per share:
      Basic .................  $        0.98    $        0.94    $        1.01    $        0.92    $        0.34   $        0.26
                               =============    =============    =============    =============    =============   =============
      Diluted ...............  $        0.97    $        0.93    $        1.01    $        0.92    $        0.34   $        0.26
                               =============    =============    =============    =============    =============   =============


The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the Pro forma net income and net income per share amounts presented above because compensation cost is recognized over the options' vesting periods.

     Outside Directors Stock Plan

     On December 24, 1996, the Company adopted a non-qualified stock option plan (the "Outside Directors Stock Plan") for the outside directors of the Company. Each outside director is granted an option for 3,000 shares of Common Stock on such director's initial election. At each Annual Meeting thereafter, such director is granted an additional option for 1,000 shares of Common Stock. The options granted to outside directors are immediately exercisable in full at a price equal to the fair market value of Common Stock on the date of grant. The options expire 10 years after the date of grant or one year after the outside director is no longer a director of the Company, whichever is earlier. The Company has reserved 50,000 shares for issuance under this plan. During 1998, 1999 and 2000, the Outside Directors Stock Plan issued 2,000, 2,000 and 2,000 options, respectively, to outside directors and no options were exercised. At December 31, 2000, 14,000 options had been issued by the Plan.

     Incentive Stock Option Plan

     On December 24, 1996, the Company adopted the 1997 Employee Incentive Stock Option Plan which provides for the grant of incentive stock options to purchase up to an aggregate of 1,500,000 shares of Common Stock. On various dates during 1998, 1999, and 2000 certain employees of the Company were granted options to purchase 246,000, 762,000 and 456,000 options respectively, at the fair market value on the date of grant. All of the options issued in 1998, 1999 and 2000 vest ratably over either five or three years and expire not later than nine years and 11 months after the date of grant.

     The fair  value of  options  at the date of grant was  estimated  using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                                            1998          1999         2000
                                            ----          ----         ----
     Expected life......................   5 years      5 years      5 years
     Risk free interest rate............    5.0%          5.5%         5.8%
     Expected volatility................     56%          62%          71%
     Annual dividend yield..............     0%            0%           0%

A summary of the status of the Company's 1997 Employee Incentive Stock Option Plan and Outside Directors Stock Plan as of December 31, 1998, 1999 and 2000, and changes during the years then ended, is presented below:

                                                            1998                       1999                      2000
                                                    ---------------------     ----------------------    -----------------------
                                                                 Weighted                   Weighted                  Weighted
                                                                 Average                    Average                   Average
                                                    Number of    Exercise     Number of     Exercise     Number of    Exercise
                                                     Shares       Price        Shares        Price        Shares       Price
                                                    ---------    --------     ---------     --------     ---------    --------
Options at beginning of  year ..................     314,200      $15.97        523,970      $21.21      1,169,458      $18.80
Granted ........................................     248,000      $27.47        764,000      $17.31        458,000       $6.29
Exercised ......................................     (11,070)     $16.00         (9,290)     $16.03        (17,400)     $16.29
Forfeited ......................................     (27,160)     $19.89       (109,222)     $20.15       (209,132)     $18.55
                                                    --------                 ----------                 ----------
Options at end of year .........................     523,970      $21.21      1,169,458      $18.80      1,400,926      $14.78
                                                    ========                 ==========                 ==========

Options exercisable at year-end ................     138,310      $18.07        309,694      $19.13        482,426      $18.76
                                                    ========                 ==========                 ==========

Weighted average estimated fair value of
       options granted during the year .........    $  14.65                 $    10.02                 $     3.98
                                                    ========                 ==========                 ==========

     Following is a summary of the range of exercise prices and the weighted average contractual life of outstanding stock options at December 31, 2000:


                                                         Options Outstanding                         Options Exercisable
                                            -----------------------------------------------      --------------------------
                                                        Weighted Average       Weighted                        Weighted
                                                          Remaining             Average                         Average
  Range of Exercise Prices                  Shares      Contractual Life     Exercise Price      Shares      Exercise Price
  ------------------------                  ------      ----------------     --------------      ------      --------------
$6.188 to $6.25 ......................      447,000         9.7 years             $6.24                0          $0.00
$7.25 to $8.563 ......................        3,000         9.5 years             $8.08            2,000          $8.56
$13.50 to $14.625 ....................      188,734         8.7 years            $14.59           63,606         $14.52
$15.625 to $16.50 ....................      512,906         7.1 years            $16.28          295,100         $16.21
$18.50 to $19.25 .....................        6,000         7.7 years            $18.75            3,600         $18.92
$21.688 ..............................        1,000         9.1 years            $21.69                0          $0.00
$22.125 to $23.75 ....................       36,100         8.0 years            $22.62           14,800         $22.62
$25.813 ..............................        7,446         7.2 years            $25.81            3,335         $25.81
$27.25 to $28.00 .....................      178,640         7.2 years            $27.65           90,685         $27.66
$35.00 to $35.75 .....................       20,100         7.9 years            $35.07            9,300         $35.16
                                          ---------                                              -------
$6.188 to $35.75 .....................    1,400,926         8.2 years            $14.78          482,426         $18.76
                                          =========                                              =======


Employee Stock Purchase Plan

     The Company adopted the ESPP on December 24, 1996. Under the ESPP, an aggregate of 500,000 shares of Common Stock may be purchased from the Company by the employees through payroll withholding pursuant to a series of offerings. All full-time employees who have met certain service requirements (as defined in the ESPP), except for employees who own Common Stock of the Company or options on such stock which represent more than 5% of Common Stock of the Company, are eligible to participate. The purchase price of Common Stock is 85% of the lesser of the fair market value of Common Stock on the first trading day of the calendar quarter and the last trading day of the quarter. During 1998, 1999 and 2000, the Company sold 53,106, 128,102 and 183,760 shares, respectively, of Common Stock to the ESPP for a total of $1,323,056, $1,603,143 and $1,378,018, respectively. At December 31, 2000, 384,952 shares had been purchased by the Plan from the Company.

     The fair value of the employees' purchase rights of ESPP shares was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1998        1999        2000
                                              ----        ----        ----
     Expected life ......................    3 months    3 months    3 months
     Risk free interest rate ............    4.9%        4.7%        5.9%
     Expected volatility ................    31%         32%         44%
     Annual dividend yield ..............     0%          0%          0%

     The weighted average fair value of those purchase rights granted in 2000 was $2.89.

(10) Profit Sharing Plan

     The Company sponsors a 401(k) employee benefit plan covering all eligible employees of Metro Information Services, Inc., with a minimum of three months of service. In addition, certain of the Company's subsidiaries sponsor their own 401(k) employee benefit plans covering all of their eligible employees who met the minimum service requirements of their plans. Eligible employees are permitted to make voluntary deductible contributions to their plan. Some of the plans require Metro Information Services, Inc., or the applicable subsidiary, to make matching contributions on the eligible employee's contribution. The Company made matching contributions of $1,775,329, $2,594,052 and $2,642,276 to the plans for the years ended December 31, 1998, 1999 and 2000, respectively.

(11) Commitments and Contingencies

     The Company is obligated under various non-cancelable operating leases for office space. Rent expense for the years ended December 31, 1998, 1999 and 2000 was $1,930,184, $3,494,091 and $4,203,335, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of income. Renewal options are available at most locations. Future minimum lease payments, as of December 31, 2000 are as follows:

        2001    .................................................  $ 4,080,499
        2002    .................................................    3,959,409
        2003    .................................................    3,521,844
        2004    .................................................    2,179,825
        2005    .................................................    1,008,051
        Thereafter...............................................    2,566,423
                                                                   -----------
                                                                   $17,316,051
                                                                   ===========

     The Company self-insures against employees' health insurance claims up to a stop loss limit of $125,000 per employee per year and a variable, aggregate stop loss limit. Amounts charged to income related to insurance claims were $5,535,831, $6,204,018 and $6,913,922 for the years ended December 31, 1998,
1999 and 2000, respectively. Included in accrued compensation and benefits on the accompanying consolidated balance sheets is a reserve for claims incurred but not yet reported of $960,924 and $751,296 at December 31, 1999 and 2000, respectively.

(12) Shareholders' Equity

     Preferred Stock

     The Company's Board of Directors has the authority to issue shares of Preferred Stock and determine the stock terms without obtaining shareholders' approval. There are currently no issued or outstanding shares of Preferred Stock.

     Common Stock

     The Common Stock shareholders have the sole right to vote.

(13) Restructuring Charge

     On May 25, 2000, the Company's Executive Management approved a plan to close eight of its smaller offices and combine operations in two other markets. By June 2, 2000, offices located in Memphis, Milwaukee, Minneapolis, Orlando, Pittsburgh, Portland, Sacramento, and Salt Lake City had been closed.

     During June 2000, the Company recorded a restructuring charge of $746,600. The charge represents management's estimate of the ultimate obligations associated with executing the plan at the time the estimates were made. During the third quarter, the restructuring charge for costs to exit certain facilities was revised as the Company negotiated an early end to some leases and subleased other facilities. The Company expects to complete all steps in the restructuring plan by May 31, 2001.

     The following table shows the initial accruals made by the Company and the remaining liability as of December 31, 2000:

                                             Costs
                                            incurred
                                             through                Balance as
                                 Initial    December   Revision to  of December
                                 Balance    31, 2000    estimates    31, 2000
                                 -------    --------    ---------    --------
Cost to exit certain facilities  $608,233   $277,338    $(319,842)    $11,053
Severance and
  termination related accruals    114,767     93,267      (21,500)         --
Relocation costs                   23,600     21,346       (2,254)         --
                                 --------   --------    ---------     -------
Total restructuring costs        $746,600   $391,951    $(343,596)    $11,053
                                 ========   ========    =========     =======

(14) Quarterly Financial Information (Unaudited)

     The following table sets forth certain quarterly operating information for each of the 12 quarters ending with the quarter ended December 31, 2000. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                   First          Second         Third        Fourth
Statements of Income Data                          Quarter        Quarter       Quarter       Quarter
-------------------------                          -------        -------       -------       -------
                                                      (Dollars in thousands except per share data)
1998:
    Revenue ...................................     $47,110       $52,391       $56,593       $57,799
    Gross profit ..............................      14,346        16,375        17,296        17,553
    Operating income ..........................       4,663         5,715         6,538         6,454
    Net income ................................       2,899         3,559         4,051         4,109
    Net income per share - basic ..............     $  0.20       $  0.24       $  0.27       $  0.28
    Net income per share - diluted ............     $  0.19       $  0.24       $  0.27       $  0.27
    Gross profit percentage ...................        30.5%         31.3%         30.6%         30.4%
    Operating income percentage ...............         9.9%         10.9%         11.6%         11.2%

1999:
    Revenue ...................................     $72,473       $78,309       $81,253       $82,611
    Gross profit ..............................      20,970        23,023        24,020        23,951
    Operating income ..........................       6,909         8,393         7,066         5,874
    Net income ................................       4,041         4,603         3,708         2,792
    Net income per share - basic ..............     $  0.27       $  0.31       $  0.25       $  0.19
    Net income per share - diluted ............     $  0.27       $  0.31       $  0.25       $  0.19
    Gross profit percentage ...................        28.9%         29.4%         29.6%         29.0%
    Operating income percentage ...............         9.5%         10.7%          8.7%          7.1%

2000:
    Revenue ...................................     $80,197       $77,812       $77,880       $77,702
    Gross profit ..............................      22,411        22,864        23,614        23,135
    Operating income ..........................       3,302         3,370         4,685         4,799
    Net income ................................       1,163         1,148         1,178         1,646
    Net income per share - basic ..............     $  0.08       $  0.08       $  0.08       $  0.11
    Net income per share - diluted ............     $  0.08       $  0.08       $  0.08       $  0.11
    Gross profit percentage ...................        27.9%         29.4%         30.3%         29.8%
    Operating income percentage ...............         4.1%          4.3%          6.0%          6.2%


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

     The information required by Part III, Items 10, 11, 12, and 13 has been incorporated herein by reference to the Company's 2001 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

Item 10. Directors and Executive Officers of the Registrant; Section 16(a) Beneficial Ownership Reporting Compliance

     Information  relating  to  directors  of the Company  and  compliance  with
Section 16(a) of the Exchange Act is set forth in the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2001 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in Part I, Item 1, of this Form 10-K.

Item 11. Executive Compensation

     Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

Item 13. Relationships and Related Transactions

     Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in the Company's 2001 Proxy Statement and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1)  Financial Statements:

          The following consolidated financial statements are included in Part II, Item 8 of this report:

               Independent Auditors' Report

               Consolidated  Statements  of Income for the Years Ended  December
                    31, 1998, 1999 and 2000

               Consolidated Balance Sheets as of December 31, 1999 and 2000

               Consolidated  Statements of Changes in  Shareholders'  Equity for
                    the Years Ended December 31, 1998, 1999 and 2000

               Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
                    December 31, 1998, 1999 and 2000

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

          2.1 Audit Committee Charter, dated June 12, 2000, incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

          3.3 Amended and Restated Articles of Incorporation of Registrant, effective as of June 13, 2000, incorporated by reference to
                 Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

          3.4 Amended and Restated Bylaws of Registrant, incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

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

          10.21 Asset Purchase Agreement, dated as of March 1, 1999, by and among Solution Technologies, Inc. and Larry A. Putt, John F. Jurasits, Jr., Notarfrancesco Trust, Putt Trust, C. Jurasits Trust and D. Jurasits Trust and Metro Information Services of Pennsylvania, Inc. and Metro Information Services, Inc., incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K filed with the Commission on March 10, 1999.

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

          10.23 Registrant's 1997 Employee Stock Purchase Plan as amended and restated through January 1, 2000, incorporated by reference to
                 Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

          21     Subsidiaries  of the  Registrant,  incorporated by reference to
                 Exhibit 21 on Form 10-K for the year ended December 31, 1999.

          23     Consent of KPMG LLP.*

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

          99.3 Second Modification and Joinder Agreement with Bank of America, N.A., Crestar Bank, First Union National Bank and Wachovia Bank, N.A., dated August 25, 1999, incorporated herein by reference to exhibit 99 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

          99.4 Third Modification Agreement with Bank of America, N.A., Crestar Bank, First Union National Bank and Wachovia Bank, N.A., dated March 20, 2000.

          * Filed herewith.

(b)       Reports on Form 8-K during last quarter of 2000:

          None

                                                                                                       SCHEDULE II

                                 METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES

                                         Valuation and Qualifying Accounts


                                                                                      Write-off
                                                       Balance at                         Of           Balance at
                                                       Beginning      Charges to     Uncollectible       End of
                                                       Of Period        Income          Accounts         Period
                                                     ------------------------------------------------------------
Allowance for Doubtful Accounts:

      Year ended December 31, 1998 ..................  $152,201       $  330,806        $110,336       $  372,671
      Year ended December 31, 1999 ..................   372,671          751,553         590,494          533,730
      Year ended December 31, 2000 ..................   533,730        2,822,713         887,138        2,469,305

Allowance for Sales Tax Receivable:

      Year ended December 31, 1998 ..................        --               --              --               --
      Year ended December 31, 1999 ..................        --               --              --               --
      Year ended December 31, 2000 ..................        --          586,286              --          586,286

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
Metro Information Services, Inc.:

Under date of January 29, 2001, we reported on the consolidated balance sheets of Metro Information Services, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP

Norfolk, Virginia
January 29, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           METRO INFORMATION SERVICES, INC.

Date:  February 6, 2001                         By  /s/ JOHN H. FAIN
                                                    -----------------
                                                       John H. Fain
                                                Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                            Title                             Date
        ---------                            -----                             ----

   /s/ JOHN H. FAIN              Chief Executive Officer and Director
-------------------------------- (Principal Executive Officer)            February 6, 2001
        John H. Fain



  /s/ ANDREW J. DOWNING          President, Chief Operating
-------------------------------- Officer and Director                     February 6, 2001
      Andrew J. Downing


  /s/ ROBERT J. EVELEIGH         Treasurer, Chief Financial
-------------------------------- Officer and Director (Principal          February 6, 2001
      Robert J. Eveleigh         Financial Officer)