Form 10-Q
period 2001-03-31
METRO INFORMATION SERVICES INC
filed 2001-05-14
CIK 1026965

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
                                 MARCH 31, 2001

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

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

     As of April 26, 2001 the registrant had issued and outstanding 15,272,712 shares of Common Stock, $.01 par value.

                        METRO INFORMATION SERVICES, INC.
                                    FORM 10-Q

                                Table of Contents

                                                                                            Page
                                                                                            Number
PART I.    FINANCIAL INFORMATION:

 ITEM 1.   Consolidated Statements of Operations for the
           Three Months Ended March 31, 2000 and 2001 (unaudited)                           3

           Consolidated Balance Sheets as of
           December 31, 2000 and March 31, 2001 (unaudited)                                 4

           Consolidated Statement of Changes in Shareholders' Equity for the
           Three Months Ended March 31, 2001 (unaudited)                                    5

           Consolidated  Statements  of Cash  Flows for the Three  Months
           Ended March 31, 2000 and 2001 (unaudited)                                        6

           Notes to Consolidated Financial Statements (unaudited)                           7

 ITEM 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations                                 10

 ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk                       15

PART II.   OTHER INFORMATION                                                                16

SIGNATURES                                                                                  17

PART I. FINANCIAL INFORMATION:

ITEM 1. Financial Statements

                 METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations (unaudited)


                                                                      Three months
                                                                     ended March 31,
                                                          --------------------------------------
                                                              2000                      2001
                                                          ------------              ------------
Revenue                                                   $ 80,197,097              $ 78,767,443
Cost of revenue                                             57,785,612                56,555,213
                                                          ------------              ------------
Gross profit                                                22,411,485                22,212,230
                                                          ------------              ------------
Selling, general and administrative expenses (Note 7)       17,152,451                18,791,498
Depreciation expense                                           786,754                   862,142
Amortization expense (Note 4)                                1,170,224                 1,280,501
                                                          ------------              ------------
     Total operating expenses                               19,109,429                20,934,141
                                                          ------------              ------------
Operating income                                             3,302,056                 1,278,089
                                                          ------------              ------------
Interest income                                                 45,442                    24,706
Interest expense (Note 5)                                   (1,392,091)               (1,387,870)
                                                          ------------              ------------
     Net interest expense                                   (1,346,649)               (1,363,164)
                                                          ------------              ------------
Income (loss) before income taxes                            1,955,407                   (85,075)
Income taxes                                                   791,940                    81,539
                                                          ------------              ------------
Net income (loss)                                         $  1,163,467              $   (166,614)
                                                          ============              ============
Net income (loss) per share:
     Basic                                                $       0.08              $      (0.01)
                                                          ============              ============
     Diluted                                              $       0.08              $      (0.01)
                                                          ============              ============

Weighted average number of shares of common stock and potential dilutive securities outstanding:

     Basic                                                  15,033,886                15,223,268
                                                          ============              ============
     Diluted                                                15,262,607                15,300,846
                                                          ============              ============

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                  December 31,              March 31,
                                                                      2000                    2001
                                                                 ------------             ------------
                                                                                           (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                    $    603,699             $    205,959
     Accounts receivable, net (Notes 2, 5 and 7)                    54,923,035               56,412,254
     Prepaid expenses                                                2,378,173                2,368,888
     Other current assets, net (Note 3)                              1,044,095                  816,240
     Deferred income taxes                                           2,193,480                2,593,013
                                                                  ------------             ------------
        Total current assets                                        61,142,482               62,396,354
                                                                  ------------             ------------
Property and equipment, net                                         11,889,307               11,698,467
Goodwill and other intangibles, net  (Note 4)                      115,972,945              114,692,444
Other assets                                                           275,091                  257,010
                                                                  ------------             ------------
        Total assets                                              $189,279,825             $189,044,275
                                                                  ============             ============

Liabilities and Shareholders' Equity
Current liabilities:

     Accounts payable                                             $  4,029,196             $  5,670,728
     Accrued compensation and benefits                              14,466,277               14,878,996
                                                                  ------------             ------------
        Total current liabilities                                   18,495,473               20,549,724
                                                                  ------------             ------------
Line of credit facilities (Note 5)                                  83,443,021               80,327,044
Deferred income taxes                                                2,404,451                3,131,616
                                                                  ------------             ------------
        Total liabilities                                          104,342,945              104,008,384
                                                                  ------------             ------------
Shareholders' equity:
        Preferred stock, $0.01 par value; authorized
          1,000,000 shares; none issued and outstanding                     --                       --
        Common stock, $0.01 par value; authorized
          50,000,000 shares; issued and outstanding
          15,222,712 shares at December 31, 2000,
          15,272,712 shares at March 31, 2001                          152,227                  152,727
        Paid in capital                                             40,995,597               41,260,722
        Retained earnings                                           43,789,056               43,622,442
                                                                  ------------             ------------
           Total shareholders' equity                               84,936,880               85,035,891
                                                                  ------------             ------------
              Total liabilities and shareholders' equity          $189,279,825             $189,044,275
                                                                  ============             ============

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Shareholders' Equity (unaudited)


                                                                        Shareholders' Equity
                                           ---------------------------------------------------------------------------------
                                                   Common Stock
                                           -----------------------------       Paid in          Retained
                                             Shares           Amount           Capital          Earnings            Total
                                           ------------     ------------     ------------     ------------      ------------
Balance as of December 31, 2000              15,222,712     $    152,227     $ 40,995,597     $ 43,789,056      $ 84,936,880

Net proceeds from issuance of
     shares of common stock under
     Employee Stock Purchase Plan                50,000              500          265,125               --           265,625

Net loss                                             --               --               --         (166,614)         (166,614)
                                           ------------     ------------     ------------     ------------      ------------

Balance as of March 31, 2001                 15,272,712     $    152,727     $ 41,260,722     $ 43,622,442      $ 85,035,891
                                           ============     ============     ============     ============      ============



See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (unaudited)


                                                                                             Three months
                                                                                            ended March 31,
                                                                                    --------------------------------
                                                                                        2000                2001
                                                                                    -----------          -----------
Cash flows from operating activities:
    Net income (loss)                                                               $ 1,163,467          $  (166,614)
    Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
      Depreciation and amortization - cost of revenue                                    12,626               10,594
      Depreciation and amortization - operating expenses                              1,956,978            2,142,643
      Net loss on sale of property and equipment                                         24,344                3,639
      Deferred income taxes                                                              (2,636)             327,630
      Provision for doubtful accounts                                                        --            1,515,394
      Changes in operating assets and liabilities increasing
            (decreasing) cash, net of the effects of acquisitions:
               Accounts receivable                                                   (5,079,475)          (3,004,994)
               Prepaid expenses                                                         349,656                9,285
               Other current assets                                                          --              228,236
               Other assets                                                              30,492               18,081
               Accounts payable                                                       1,343,863            1,641,532
               Accrued compensation and benefits                                      2,386,289              412,719
                                                                                    -----------          -----------
                  Net cash provided by operating activities                           2,185,604            3,138,145
                                                                                    -----------          -----------

Cash flows from investing activities:
    Acquisition of property and equipment                                              (687,929)            (255,080)
    Acquisition of computer software                                                   (323,741)            (430,452)
    Proceeds from sale of property and equipment                                            244                   --
                                                                                    -----------          -----------
                  Net cash used in investing activities                              (1,011,426)            (685,532)
                                                                                    -----------          -----------
Cash flows from financing activities:
    Net repayments under line of credit                                              (3,066,041)          (3,115,977)
    Proceeds from shares issued under Employee Stock Purchase Plan                      425,433              265,625
    Proceeds from shares issued under Employee Incentive Stock Option Plan              273,501                   --
                                                                                    -----------          -----------
                  Net cash used in financing activities                              (2,367,107)          (2,850,352)
                                                                                    -----------          -----------
Net decrease in cash and cash equivalents                                            (1,192,929)            (397,739)

Cash and cash equivalents at beginning of period                                      4,612,538              603,699
                                                                                    -----------          -----------
Cash and cash equivalents at end of period                                          $ 3,419,609          $   205,959
                                                                                    ===========          ===========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                          $ 1,149,427          $ 1,395,432
                                                                                    ===========          ===========
    Cash paid for income taxes                                                      $   105,676          $   237,218
                                                                                    ===========          ===========

See accompanying notes to consolidated financial statements.

                METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation

     The information presented as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 2001, is unaudited, but, in the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 2001. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000, which were included as part of the Company's Annual Report on Form 10-K (File No. 000-22035). Certain 2000 amounts have been reclassified for comparability with the 2001 financial statement presentation.

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

Metro Information Services of Los Angeles, Inc.                 D.P. Specialists               January 1, 1999

Metro Information Services of Orange County, Inc.               The Professionals              February 1, 1999
                                                                Krystal Solutions

Metro Information Services of Pennsylvania, Inc.                Solution Technologies          March 1, 1999

Metro Information Services - ATS, Inc.                          Acuity Technology Services     August 13, 1999

2.   Accounts Receivable

     At December 31, 2000 and March 31, 2001 accounts receivable consists of the following:

                                         December 31, 2000   March 31, 2001
                                         -----------------   --------------
Billed revenue .........................     $57,264,101      $58,600,887
Unbilled revenue .......................         128,239          982,997
                                             -----------      -----------
                                              57,392,340       59,583,884
Less allowance for doubtful accounts ...       2,469,305        3,171,630
                                             -----------      -----------
                                             $54,923,035      $56,412,254
                                             ===========      ===========

On April 18, 2001, Winstar Communications Inc., a telecom company client, filed for Chapter 11 bankruptcy protection. Winstar's outstanding receivables were approximately $1.5 million at March 31, 2001. The allowance for doubtful accounts at March 31, 2001 includes a full reserve for this receivable. See also
Note 7, "Contingencies".

3.   Other Current Assets

     The Tennessee Department of Revenue completed a tax audit during 2000. The audit resulted in the Company's receipt of a Notice of Assessment on September 29, 2000 that proposed the imposition of additional Tennessee sales and use taxes and related interest and penalty attributable to the performance by Company employees of services in the State of Tennessee, which the Department determined to be taxable as "computer software." In the Notice, the Department assessed sales and use tax of $2,357,147, which the Company paid in October 2000. Under Tennessee law, the ultimate consumer is responsible for paying the assessed sales and use tax. Accordingly, the Company has billed the assessed amount to its customers. A portion of this amount may be uncollectible and the Company has recorded a reserve. At December 31, 2000 and March 31, 2001, other current assets consist of the following:

                                         December 31, 2000   March 31, 2001
                                         -----------------   --------------

Gross sales and use tax receivable ......    $1,630,381       $1,303,787
Less allowance for doubtful accounts ....       586,286          585,905
                                             ----------       ----------
Net sales and use tax receivable ........    $1,044,095       $  717,882
Other taxes receivable ..................            --           98,358
                                             ----------       ----------
   Total other current assets ...........    $1,044,095       $  816,240
                                             ==========       ==========

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

5.   Credit Facilities

     The Company maintains credit facilities of $125,000,000. The facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance on these facilities as of March 31, 2001 was $80,327,044. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest, but not principal, is payable monthly. The interest rates on the Company's facilities change from time to time. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The Company has selected a variety of LIBOR based rates for the first quarter 2001, and the rates on such borrowings ranged from 6.43% to 6.53% on March 31, 2001. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

     The Company entered into interest rate hedges on $50,000,000 of the credit facilities effective April 2, 2001. The purpose of these hedges is to control the Company's exposure to interest rate increases associated with variable interest rates by fixing a portion of the rate paid by the Company. The first measurement date for the fair value of the interest rate hedge instruments is June 30, 2001. See "Recent Accounting Pronouncements" below.

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

     The Maximum Funded Debt to EBITDA ratio under our credit facilities is 4.0 to 1.0 through September 30, 2001. At March 31, 2001, our Funded Debt to EBITDA ratio stood at 3.3 to 1.0. As earnings fall this ratio increases. On December 31, 2001 our credit facilities require us to reduce our Funded Debt to EBITDA ratio to 3.0 to 1.0 or less. The Company plans to reduce its debt level, reduce expenses and negotiate a more favorable ratio by December 31, 2001 to avoid default under its credit facilities at December 31, 2001. A default could have a material adverse effect on the Company's business. As of March 31, 2001, approximately $13.9 million was available for additional borrowing without default.

6.   Earnings (Loss) Per Share

     The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computations of net income (loss):

                                                              Net Income                                   Earnings
                                                                (Loss)           Shares Outstanding         (Loss)
For the Three Months Ended March 31, 2000                    (Numerator)            (Denominator)          Per Share
-----------------------------------------                    -----------            -------------          ---------
Basic Earnings (Loss) Per Share ..................           $ 1,163,467              15,033,886            $   0.08
                                                             ===========                                    ========
Effect of Dilutive Securities -- Incentive
  Stock Options deemed outstanding ...............                                       228,721
                                                                                     -----------
Diluted Earnings (Loss) Per Share ................           $ 1,163,467              15,262,607            $   0.08
                                                             ===========             ===========            ========

                                                              Net Income                                    Earnings
                                                                (Loss)           Shares Outstanding          (Loss)
For the Three Months Ended March 31, 2001                    (Numerator)            (Denominator)           Per Share
-----------------------------------------                    -----------            -------------           ---------
Basic Earnings (Loss) Per Share ..................           $  (166,614)             15,223,268            $  (0.01)
                                                                                     ===========            =========
Effect of Dilutive Securities -- Incentive
  Stock Options deemed outstanding ...............                                        77,578
                                                                                     -----------
Diluted Earnings (Loss) Per Share ................           $  (166,614)             15,300,846            $  (0.01)
                                                             ===========             ===========            =========

7.   Contingencies

     On April 18, 2001, one of the Company's clients voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At March 31, 2001, $1.5 million was due from this client. First quarter earnings include a full reserve of this receivable. Due to current economic conditions, additional accounts that are current and considered collectible may become doubtful. When more information becomes available our estimates will be adjusted accordingly.

PART I
ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cautionary statement under the "Safe-Harbor" provisions of the Private Securities Litigation Reform Act of 1995: Included in this report and other information presented by management from time to time, including, but not limited to, annual reports to shareholders, quarterly shareholder letters, filings with the Securities and Exchange Commission, news releases, analysts' conference calls and investor presentations, are forward-looking statements about business strategies, market potential, future financial performance and other matters which reflect management's expectations as of the date made. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks" and similar expressions are intended to identify forward-looking statements. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: the Company's ability to attract, develop and retain qualified consultants, the Company's ability to effectively identify, manage and integrate acquisitions, changes in consultant utilization and productivity rates, the Company's ability to acquire or develop additional service offerings, client decisions to reduce or increase IT services outsourcing, early termination of client contracts without penalty, changes in the Company's dependence on significant clients, changes in gross margins due to a variety of factors (including increased wage and benefit costs that are not offset by bill rate increases), the types of services performed by the Company during a particular period and competition. Please refer to a discussion of these and other factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and other Securities and Exchange Commission filings. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. The Company's fiscal year ends on December 31.

                                    Overview

     Metro Information Services, Inc. provides a wide range of information technology ("IT") consulting and custom software development services and solutions in 35 metropolitan markets in the United States and Puerto Rico. The
Company's 2,311 consultants, 61% of whom were salaried on March 31, 2001, work on all aspects of computer systems and applications development. Services and solutions performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing (including managed services) and general support services. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports client projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix and DB2. The Company also implements and supports Windows 2000, Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

     Metro's clients operate in a wide variety of industries including communications, distribution, retail, financial services, government, health care, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended March 31, 2001, the Company performed IT services for 690 clients (excluding clients that generated less than $25,000 in revenue during such period).

     IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing arrangements. Substantially all services are billed on a time and materials basis. During the three months ended March 31, 2001, the Company estimates that supplemental IT services accounted for more than 85% and project outsourcing accounted for less than 15% of the Company's revenue, although the Company wants to increase the percentage of project outsourcing it performs.

     Between March 31, 2000 and March 31, 2001, the number of full time consultants decreased by 10.8% from 2,592 to 2,311. This decline has continued through the date of this report. Management believes that second quarter 2001 revenue will decline from the first quarter level by 6-8% and by a similar percent in the third quarter. In addition, between March 31, 2000 and March 31, 2001, the Company increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants. Bill rates have not kept pace with the increased cost of pay rates.

     The Company's past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company's financial results are not necessarily meaningful indicators of future performance.

                              Results of Operations

     The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of operations for the:

                                                           Three Months Ended
                                                               March 31,         Percentage Change
                                                         Percentage of Revenue    2001 over 2000
                                                        ----------------------   -----------------
                                                           2000       2001
                                                           ----       ----
Revenue ...........................................        100.0%      100.0%        (1.8)%
Cost of revenue ...................................         72.0        71.8         (2.1)
                                                        --------    --------
Gross profit ......................................         28.0        28.2         (0.9)
                                                        --------    --------
Selling, general and administrative expenses ......         21.4        23.9          9.6
Depreciation expense ..............................          1.0         1.1          9.6
Amortization expense ..............................          1.5         1.6          9.4
                                                        --------    --------
Total operating expenses ..........................         23.9        26.6          9.6
                                                        --------    --------
Operating income ..................................          4.1         1.6        (61.3)
                                                        --------    --------
Net interest expense ..............................         (1.7)       (1.7)         N/M
                                                        --------    --------
Income (loss) before income taxes .................          2.4        (0.1)      (104.4)
Income taxes ......................................          1.0         0.1        (89.7)
                                                        --------    --------
Net income (loss) .................................          1.4%       (0.2)%      (34.3)
                                                        ========    ========
N/M - Not Meaningful

 Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Revenue. Revenue decreased $1.4 million, or 1.8%, to $78.8 million for the three months ended March 31, 2001 from $80.2 million for the three months ended March 31, 2000. This decline is the result of a slow-down in demand for information technology services and a decrease in the number of consultants.

     Cost of revenue. Cost of revenue decreased $1.2 million, or 2.1%, to $56.6 million for the three months ended March 31, 2001 from $57.8 million for the three months ended March 31, 2000. As a percentage of revenue, cost of revenue decreased to 71.8% for the three months ended March 31, 2001 from 72.0% for the three months ended March 31, 2000. This decrease is primarily due to a higher utilization rate for salaried consultants during the quarter ended March 31, 2001. A higher utilization rate means a higher percentage of the hours paid to salaried consultants were billed to clients.

     Gross profit. Gross profit decreased $199,000, or 0.9%, to $22.2 million for the three months ended March 31, 2001 from $22.4 million for the three months ended March 31, 2000. As a percentage of revenue, gross profit increased to 28.2% for the three months ended March 31, 2001 from 28.0% for the three months ended March 31, 2000. This increase is due primarily to the higher utilization for salaried consultants.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.6 million, or 9.6%, to $18.8 million for the three months ended March 31, 2001 from $17.2 million for the three months ended March 31, 2000. As a percentage of revenue, selling, general and administrative expenses increased to 23.9% for the three months ended March 31, 2001 from 21.4% for the three months ended March 31, 2000. This increase is primarily due to an increase in bad debt expense. An additional $1.5 million of bad debt expense was recorded for the three months ended March 31, 2001, due to the April 18, 2001 bankruptcy filing by Winstar Communications Inc. The Company's business development initiatives also increased selling, general and administrative expenses.

     Depreciation expense. Depreciation expense increased $75,000, or 9.6%, to $862,000 for the three months ended March 31, 2001 from $787,000 for the three months ended March 31, 2000. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense increased to 1.1% for the three months ended March 31, 2001, as compared to 1.0% for the three months ended March 31, 2000.

     Amortization expense. Amortization expense increased $110,000 to $1.3 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. This increase is attributable to amortization of goodwill and other intangible assets related to the Company's acquisitions completed during 1999 and related earnout payments made in 2000. As a percentage of revenue, amortization expense increased to 1.6% for the three months ended March 31, 2001 from 1.5% for the three months ended March 31, 2000.

     Operating income. Operating income decreased $2.0 million, or 61.3%, to $1.3 million for the three months ended March 31, 2001 from $3.3 million for the three months ended March 31, 2000. As a percentage of revenue, operating income decreased to 1.6% for the three months ended March 31, 2001 from 4.1% for the three months ended March 31, 2000. The decline in operating income margin is a result of the decline in revenue, higher selling, general and administrative expenses and higher depreciation and amortization expenses.

     Interest income. Interest income decreased by $20,000, or 45.6%, to $25,000 for the three months ended March 31, 2001 from $45,000 for the three months ended March 31, 2000.

     Interest expense. Interest expense remained at $1.4 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The average level of borrowings remained consistent with the prior year. The Company's interest expense varies according to the average level of borrowings during the quarter and the current interest rates. See "Liquidity and Capital Resources" below.

     Income (loss) before income taxes. Income before income taxes decreased $2.0 million to $(85,000) for the three months ended March 31, 2001 from $1.9 million for the three months ended March 31, 2000. As a percentage of revenue, income before income taxes decreased to (0.1)% for the three months ended March 31, 2001 from 2.4% for the three months ended March 31, 2000.

     Income taxes. The Company's effective tax rate increased to 46% for the three months ended March 31, 2001 as compared to 40.5% for the three months ended March 31, 2000. The rate increase is the result of higher non-deductible expenses for business development and non-federal income taxes. Income taxes decreased $710,000, or 89.7%, to $82,000 for the three months ended March 31, 2001 from $792,000 for the three months ended March 31, 2000. As a percentage of revenue, income taxes decreased to 0.1% for the three months ended March 31, 2001 from 1.0% for the three months ended March 31, 2000 as a result of the decline in income before income taxes. These decreases are the result of the decline in income before income taxes.

     Net income (loss). Net income decreased $1.3 million to $(167,000) for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. As a percentage of revenue, net income decreased to (0.2)% for the three months ended March 31, 2001 from 1.4% for the three months ended March 31, 2000. The decrease in net income is due to a decrease in gross profit and an increase in selling, general and administrative expenses, an increase in depreciation and amortization expenses and a decrease in income taxes.

     Net income (loss) per share. Diluted earnings per share decreased $0.09 to $(0.01) for the three months ended March 31, 2001 from $0.08 for the three months ended March 31, 2000.

Selected Quarterly Results and Seasonality

     The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended March 31, 2001, both in dollars and as a percentage of revenue. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                              Gross Profit     Operating Income
                                            ----------------   -----------------
                                     $         $      % of        $       % of
Statements of Operations Data     Revenue   Amount   Revenue   Amount    Revenue
-----------------------------     -------   ------   -------   ------    -------
                                             (Dollars in thousands)
1998:

         March ..............     47,110     14,346    30.5    4,663        9.9
         June ...............     52,391     16,375    31.3    5,715       10.9
         September ..........     56,593     17,296    30.6    6,538       11.6
         December ...........     57,799     17,553    30.4    6,454       11.2
1999:

         March ..............     72,473     20,970    28.9    6,909        9.5
         June ...............     78,309     23,023    29.4    8,393       10.7
         September ..........     81,253     24,020    29.6    7,066        8.7
         December ...........     82,611     23,951    29.0    5,874        7.1
2000:

         March ..............     80,197     22,411    28.0    3,302        4.1
         June ...............     77,812     22,864    29.4    3,370        4.3
         September ..........     77,880     23,614    30.3    4,685        6.0
         December ...........     77,702     23,135    29.8    4,799        6.2
2001:

         March ..............     78,767     22,212    28.2    1,278        1.6


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

                         Liquidity and Capital Resources

     The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $3,138,145 for the three months ended March 31, 2001 and consisted primarily of non-cash items of $3,999,900, increases in accounts payable and accrued compensation and benefits of $1,641,532 and $412,719, respectively, offset by increases in accounts receivable of $3,004,994. The Company had working capital of $41,846,630 at March 31, 2001 compared to $42,647,000 at December 31, 2000.

     Net cash used in investing activities was $685,532 for the three months ended March 31, 2001. The Company spent $685,532 on normal acquisitions of property and equipment used in operations.

     The Company maintains credit facilities of $125,000,000. The facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance on these facilities as of March 31, 2001 was $80,327,044, a reduction of $3,115,977 from the balance at December 31, 2000. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest, but not principal, is payable monthly. The interest rates on the Company's facilities change from time to time. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The Company has selected a variety of LIBOR based rates for the first quarter 2001, and the rates on such borrowings ranged from 6.43% to 6.53% on March 31, 2001. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

     The Company entered into interest rate hedges on $50,000,000 of the credit facilities effective April 2, 2001. The purpose of these hedges is to control the Company's exposure to interest rate increases associated with variable interest rates by fixing a portion of the rate paid by the Company. The first measurement date for the fair value of the interest rate hedge instruments is June 30, 2001. See "Recent Accounting Pronouncements" below.

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

     The Maximum Funded Debt to EBITDA ratio under our credit facilities is 4.0 to 1.0 through September 30, 2001. At March 31, 2001, our Funded Debt to EBITDA ratio stood at 3.3 to 1.0. As earnings fall this ratio increases. On December 31, 2001 our credit facilities require us to reduce our Funded Debt to EBITDA ratio to 3.0 to 1.0 or less. The Company plans to reduce its debt level, reduce expenses and negotiate a more favorable ratio by December 31, 2001 to avoid default under its credit facilities at December 31, 2001. A default could have a material adverse effect on the Company's business. As of March 31, 2001, approximately $13.9 million was available for additional borrowing without default.

     The Company sold 50,000 shares of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan for an aggregate purchase price of $265,625 during the three months ended March 31, 2001 and 34,818 shares for $425,433 during the three months ended March 31, 2000.

     During 2000, certain employees exercised stock options which vested on December 31, 1997, December 31, 1998 and March 18, 2000, pursuant to the 1997 Employee Stock Option Plan. No shares of stock for option exercises were issued during the three months ended March 31, 2001. During the three months ended March 31, 2000, 16,800 shares of stock for option exercises were issued. Total proceeds from the issuance of stock for option exercises were $0 and $273,501 for the quarters ended March 31, 2001 and March 31, 2000, respectively.

Recent Accounting Pronouncements

     Accounting for the interest rate hedges on the Company's credit facilities must follow the guidance in Statement of Financial Accounting Standards Number 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts, and for hedging activities. This statement became effective for calendar year companies on January 1, 2001. The Statement has not had a material effect on the Company's financial statements.

     In 1999, the Financial Accounting Standards Board ("FASB") issued a proposed statement, Business Combinations and Intangible Assets. The proposed statement has been revised several times and additional deliberations began April 11, 2001. The two major issues addressed in the proposed statement included prohibiting the pooling method of accounting in a business combination and the accounting for goodwill. The implementation of this statement would have a material effect on the Company's financial condition and results of operations. If the new accounting approach were adopted, goodwill amortization expense would decrease to zero and only impairments would be charged against earnings. According to the revised draft, goodwill should be initially recognized as an asset in the financial statements and measured as the excess of the cost of an acquired entity over the net amounts assigned to identified assets acquired and liabilities assumed in the business combination. Goodwill should not be amortized, but instead it should be periodically tested for impairment when events or circumstances occur indicating that an impairment might exist. Goodwill should be considered impaired and an impairment loss recognized, if the fair value of the goodwill is less than the carrying amount reported as an asset. The FASB plans to issue a final statement that will incorporate its decisions on the pooling method, the accounting for goodwill and any other issues addressed in the proposed statement in June 2001.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk due to variable interest rates on the Company's credit facilities. Actions taken during 1999 and 2000 by the Federal Reserve to increase interest rates increased the Company's interest rate costs. In 2001, the Federal Reserve has decreased interest rates. The Company has entered into interest rate hedges on $50,000,000 of the credit facilities, effective April 2, 2001, to reduce the variability of the Company's cash flows due to fluctuations in interest rates. The first measurement date for the fair value of the interest rate hedge instruments is June 30, 2001.

     The Company experienced slower demand for its services during the first quarter of 2001, especially in the telecom and financial services industries. During economic slowdowns the risk of bad debts increases. Multiple bankruptcy filings by the Company's clients could have a material effect on the Company's ability to collect accounts receivables outstanding. Additional amounts have been reserved in the allowance for doubtful accounts for uncollectible accounts during the quarter ended March 31, 2001. Due to the Winstar Communications Inc. bankruptcy filing on April 18, 2001, the March 31, 2001 reserve for doubtful accounts increased $1.5 million. Current economic conditions could result in additional accounts becoming doubtful that are current and considered collectible as of March 31, 2001. Accounts receivable will be monitored closely during 2001 to determine if additional increases to the allowance for doubtful accounts are necessary.

     The Company's exposure to market risk from other types of financial instruments, such as accounts payable, is not material.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits required by Item 601 of Regulation S-K:

             None

     (b) Reports on Form 8-K during first quarter of 2001:

         Press release dated March 8, 2001, reporting Mr. John R. Turbyfill as the third independent director.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 14th day of May, 2001.

                                     Metro Information Services, Inc.

                                By              /s/  John H. Fain
                                  -------------------------------
                                                     John H. Fain
                                             Principal Executive Officer

                                By            /s/  Robert J. Eveleigh
                                  -----------------------------------
                                                   Robert J. Eveleigh
                                             Principal Financial Officer