Form 10-Q
period 2001-06-30
METRO INFORMATION SERVICES INC
filed 2001-08-08
CIK 1026965

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
JUNE 30, 2001

COMMISSION FILE NO.: 000-22035

METRO INFORMATION SERVICES, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1112301
(State of incorporation)	(I.R.S. Employer Identification Number)

POST OFFICE BOX 8888, VIRGINIA BEACH, VIRGINIA	23450
(Address of principal executive office)	(Zip Code)

(757) 486-1900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes [X] No [   ]

     As of July 26, 2001 the registrant had issued and outstanding 15,337,760 shares of Common Stock, $.01 par value.

METRO INFORMATION SERVICES, INC. FORM 10-Q

Table of Contents

2

PART I. FINANCIAL INFORMATION: ITEM 1. Financial Statements

METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001
Revenue	$ 77,812,334	$ 69,848,752	$ 158,009,431	$ 148,616,195
Cost of revenue	54,948,513	50,875,429	112,734,125	107,430,642

Gross profit	22,863,821	18,973,323	45,275,306	41,185,553

Selling, general and administrative expenses (Note 6)	16,724,600	15,151,164	33,877,051	33,942,662
Depreciation expense	856,410	900,465	1,643,164	1,762,607
Amortization expense (Note 3)	1,166,537	1,280,884	2,336,761	2,561,385

Total operating expenses	18,747,547	17,332,513	37,856,976	38,266,654
Restructuring charge (Note 6)	746,600	903,983	746,600	903,983

Operating income	3,369,674	736,827	6,671,730	2,014,916

Interest income	35,442	2,959	80,884	27,665
Interest expense (Note 4)	(1,460,042)	(1,247,329)	(2,852,133)	(2,635,199)

Net interest expense	(1,424,600)	(1,244,370)	(2,771,249)	(2,607,534)

Other income (Note 6)	—	1,000,000	—	1,000,000

Income before income taxes	1,945,074	492,457	3,900,481	407,382
Income taxes	797,480	325,227	1,589,420	406,766

Net income	$ 1,147,594	$ 167,230	$ 2,311,061	$ 616

Net income per share:
Basic	$ 0.08	$ 0.01	$ 0.15	$ 0.00

Diluted	$ 0.08	$ 0.01	$ 0.15	$ 0.00

Weighted average number of shares of common stock and potential dilutive securities outstanding:
Basic	15,074,268	15,273,427	15,054,077	15,248,486

Diluted	15,074,268	15,273,775	15,097,639	15,258,673

See accompanying notes to consolidated financial statements. 3

METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Balance Sheets (unaudited)

	December 31, 2000	June 30, 2001
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$ 603,699	$ 92,169
Accounts receivable, net	54,923,035	49,886,989
Prepaid expenses	2,378,173	2,083,397
Other current assets, net (Note 2)	1,044,095	650,777
Deferred income taxes	2,193,480	2,814,263

Total current assets	61,142,482	55,527,595

Property and equipment, net	11,889,307	11,501,576
Goodwill and other intangibles, net (Note 3)	115,972,945	113,411,560
Other assets	275,091	252,610

Total assets	$189,279,825	$180,693,341

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 4,029,196	$ 4,035,844
Accrued compensation and benefits	14,466,277	12,765,016

Total current liabilities	18,495,473	16,800,860

Line of credit facilities (Note 4)	83,443,021	75,129,646
Deferred income taxes	2,404,451	3,338,551

Total liabilities	104,342,945	95,269,057

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized
1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized
50,000,000 shares; issued and outstanding
15,222,712 shares at December 31, 2000,
15,337,760 shares at June 30, 2001	152,227	153,378
Paid in capital	40,995,597	41,481,234
Retained earnings	43,789,056	43,789,672

Total shareholders’ equity	84,936,880	85,424,284

Total liabilities and shareholders’ equity	$189,279,825	$180,693,341

See accompanying notes to consolidated financial statements. 4

METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

	Shareholders’ Equity
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance as of December 31, 2000	15,222,712	$152,227	$40,995,597	$43,789,056	$84,936,880

Net proceeds from issuance of
shares of common stock under
Employee Stock Purchase Plan	115,048	1,151	485,637	—	486,788

Net income	—	—	—	616	616

Balance as of June 30, 2001	15,337,760	$153,378	$41,481,234	$43,789,672	$85,424,284

See accompanying notes to consolidated financial statements. 5

METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited)

	Six months ended June 30,
	2000	2001
Cash flows from operating activities:
Net income	$ 2,311,061	$ 616
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization - cost of revenue	24,723	23,398
Depreciation and amortization - operating expenses	3,979,925	4,323,992
Net loss on sale of property and equipment	384,047	40,864
Deferred income taxes	(589,830)	313,316
Provision for doubtful accounts	—	493,247
Changes in operating assets and liabilities increasing
(decreasing) cash, net of the effects of acquisitions:
Accounts receivable	(1,605,598)	4,542,799
Prepaid expenses	151,299	294,776
Other current assets	—	393,318
Other assets	17,898	22,482
Accounts payable	(512,916)	6,648
Accrued compensation and benefits	2,223,228	(1,701,261)

Net cash provided by operating activities	6,383,837	8,754,195

Cash flows from investing activities:
Acquisition of property and equipment	(1,387,446)	(794,851)
Acquisition of computer software	(289,820)	(644,287)
Acquisition of businesses	(6,924,328)	—
Proceeds from sale of property and equipment	12,145	—

Net cash used in investing activities	(8,589,449)	(1,439,138)

Cash flows from financing activities:
Net repayments under line of credit	(2,807,760)	(8,313,375)
Proceeds from issuance of shares to Employee Stock Purchase Plan	841,442	486,788
Proceeds from issuance of shares to Employee Incentive Stock Option Plan	283,401	—

Net cash used in financing activities	(1,682,917)	(7,826,587)

Net decrease in cash and cash equivalents	(3,888,529)	(511,530)
Cash and cash equivalents at beginning of period	4,612,538	603,699

Cash and cash equivalents at end of period	$ 724,009	$ 92,169

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,604,997	$ 2,642,761

Cash paid for income taxes	$ 1,728,030	$ 1,201,010

See accompanying notes to consolidated financial statements. 6

METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

     The information presented as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2000 and 2001, is unaudited, but, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2001 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2000 and 2001. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2000, which were included as part of the Company’s Annual Report on Form 10-K (File No. 000-22035). Certain 2000 amounts have been reclassified for comparability with the 2001 financial statement presentation.

     Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

2.	Other Current Assets

     The Tennessee Department of Revenue completed a tax audit during 2000. The audit resulted in the Company’s receipt of a Notice of Assessment on September 29, 2000 that proposed the imposition of additional Tennessee sales and use taxes and related interest and penalty attributable to the performance by Company employees of services in the State of Tennessee, which the Department determined to be taxable as “computer software.” In the Notice, the Department assessed sales and use tax of $2,357,147, which the Company paid in October 2000. Under Tennessee law, the ultimate consumer is responsible for paying the assessed sales and use tax. Accordingly, the Company has billed the assessed amount to its customers. A portion of this amount may be uncollectible and the Company has recorded a reserve. At December 31, 2000 and June 30, 2001, other current assets consist of the following:

	December 31, 2000	June 30, 2001
Gross sales and use tax receivable	$1,630,381	$1,098,246
Less allowance for doubtful accounts	586,286	570,217

Net sales and use tax receivable	$1,044,095	$ 528,029
Other taxes receivable	—	122,748

Total other current assets	$1,044,095	$ 650,777

3.	Goodwill and Other Intangible Assets

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

4.	Credit Facilities

The Company maintains credit facilities of $125,000,000. The facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance on these facilities as of June 30, 2001 was $75,129,646. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest, but not principal, is payable monthly. The interest rates on the Company’s facilities change from time to time. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The Company has selected LIBOR based rates for the second quarter 2001, and the rates on such borrowings ranged from 4.9% to 6.5% on June 30, 2001. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

Effective April 2, 2001, the Company entered into a series of interest rate swaps with a notional amount of $50,000,000. The purpose of these swaps was to hedge the Company’s exposure to variability in future cash flows by converting the variable interest rate on a portion of its outstanding credit facilities to a fixed interest rate. Accounting for these interest rate swaps did not have a material impact on the Company’s quarterly financial statements.

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

     The Maximum Funded Debt to EBITDA ratio under our credit facilities is 4.0 to 1.0 through September 30, 2001. At June 30, 2001, our Funded Debt to EBITDA ratio stood at 3.5 to 1.0. As earnings fall this ratio increases. On December 31, 2001 our credit facilities require us to reduce our Funded Debt to EBITDA ratio to 3.0 to 1.0 or less. The Company plans to reduce its debt level, reduce expenses and negotiate a more favorable ratio by December 31, 2001 to avoid default under its credit facilities at December 31, 2001. A default could have a material adverse effect on the Company’s business. The Company is currently negotiating with its banks to restructure the credit facilities. As of June 30, 2001, approximately $10.9 million was available for additional borrowing without default.

5.	Earnings Per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computations of net income:

For the Three Months Ended June 30, 2000	Net Income (Numerator)	Shares Outstanding (Denominator)	Earnings Per Share
Basic Earnings Per Share	$1,147,594	15,074,268	$ 0.08

Effect of Dilutive Securities - Incentive
Stock Options deemed outstanding		—

Diluted Earnings Per Share	$1,147,594	15,074,268	$ 0.08

For the Three Months Ended June 30, 2001	Net Income (Numerator)	Shares Outstanding (Denominator)	Earnings Per Share
Basic Earnings Per Share	$167,230	15,273,427	$ 0.01

Effect of Dilutive Securities - Incentive Stock Options deemed outstanding		348

Diluted Earnings Per Share	$167,230	15,273,775	$ 0.01

8

For the Six Months Ended June 30, 2000	Net Income (Numerator)	Shares Outstanding (Denominator)	Earnings Per Share
Basic Earnings Per Share	$2,311,061	15,054,077	$ 0.15

Effect of Dilutive Securities – Incentive Stock Options deemed outstanding		43,562

Diluted Earnings Per Share	$2,311,061	15,097,639	$ 0.15

For the Six Months Ended June 30, 2001	Net Income (Numerator)	Shares Outstanding (Denominator)	Earnings Per Share
Basic Earnings Per Share	$ 616	15,248,486	$ 0.00

Effect of Dilutive Securities - Incentive Stock Options deemed outstanding		10,187

Diluted Earnings Per Share	$ 616	15,258,673	$ 0.00

6.	Restructuring Liabilities

     On May 4, 2001, the Company’s Executive Management approved a plan to reduce the work force at the Corporate office to bring corporate operating expenses more in line with the lower consultant count. The plan affected all Corporate Departments and Operations personnel attached to the Corporate Office.

     A second cost reduction plan was approved June 18, 2001. This exit plan involved three offices. The plan resulted in the sale of the St. Louis office and the combination of two offices with two other offices. The sale of the St. Louis office resulted in a $1,000,000 gain before tax during the three months ended June 30, 2001.

     The Company recorded a total restructuring charge of $904,000 ($488,160 or $0.03 per share net of tax benefit) for the two plans, which appears in the Statements of Income under the caption “Restructuring Charge”. The charge represents management’s estimate of the ultimate obligations associated with executing the plan at the time the estimates were made. The restructuring charge for costs to exit certain facilities may change. The Company expects to complete all steps in the two restructuring plans by May 4, 2002 and June 18, 2002, respectively.

     The following table shows the initial accruals made by the Company and the remaining liability as of June 30, 2001:

	Initial Balance	Costs incurred through June 30, 2001	Revision to estimates	Balance as of June 30, 2001
Cost to exit certain facilities	$124,034	$ —	$ —	$ 124,034
Severance and termination related accruals	779,949	435,962	—	343,987

Total restructuring costs	$903,983	$ 435,962	$ —	$ 468,021

     As a result of the closings and mergers, the Company identified leasehold improvements that it would retire or abandon. The carrying value of these retired and abandoned assets has been adjusted to net realizable value in accordance with Financial Accounting Standards Board Opinion No. 121 and the adjustment has been included as an expense in the second quarter 2001 Statements of Income under the caption “Selling, general and administrative expenses”. This adjustment totaled $26,000 ($14,040 net of tax benefit).

PART I
ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cautionary statement under the “Safe-Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Included in this report and other information presented by management from time to time, including, but not limited to, annual reports to shareholders, quarterly shareholder letters, filings with the Securities and Exchange Commission, news releases, analysts’ conference calls and investor presentations, are forward-looking statements about business strategies, market potential, future financial performance and other matters which reflect management’s expectations as of the date made. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks” and similar expressions are intended to identify forward-looking statements. Future events and the Company’s actual results could differ materially from the results reflected in these forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: the Company’s ability to attract, develop and retain qualified consultants, the Company’s ability to effectively identify, manage and integrate acquisitions, changes in consultant utilization and productivity rates, the Company’s ability to acquire or develop additional service offerings, client decisions to reduce or increase IT services outsourcing, early termination of client contracts without penalty, changes in the Company’s dependence on significant clients, changes in gross margins due to a variety of factors (including increased wage and benefit costs that are not offset by bill rate increases), the types of services performed by the Company during a particular period and competition. Please refer to a discussion of these and other factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and other Securities and Exchange Commission filings. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. The Company’s fiscal year ends on December 31.

Overview

     Metro Information Services, Inc. provides a wide range of information technology (“IT”) consulting and custom software development services and solutions in 34 metropolitan markets in the United States and Puerto Rico. The Company’s 1,988 consultants, 61% of whom were salaried on June 30, 2001, work on all aspects of computer systems and applications development. Services and solutions performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing (including managed services) and general support services. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports client projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix and DB2. The Company also implements and supports Windows 2000, Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

     Metro’s clients operate in a wide variety of industries including communications, distribution, retail, financial services, government, health care, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended June 30, 2001, the Company performed IT services for 651 clients (excluding clients that generated less than $25,000 in revenue during such period).

     IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing arrangements. Substantially all services are billed on a time and materials basis. During the three months ended June 30, 2001, the Company estimates that supplemental IT services accounted for more than 85% and project outsourcing accounted for less than 15% of the Company’s revenue, although the Company wants to increase the percentage of project outsourcing it performs.

     Between June 30, 2000 and June 30, 2001, the number of full time consultants decreased by 20.0% from 2,470 to 1,988. Management expects the impact of the second quarter slowdown will also be felt in the third quarter. Third quarter 2001 revenue is expected to be $62 to $64 million. In addition, between June 30, 2000 and June 30, 2001, the Company increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants. However, bill rates did not keep pace with the increased cost of pay rates.

     The Company’s past financial performance should not be relied on as an indication of future performance. Period-to-period comparisons of the Company’s financial results are not necessarily meaningful indicators of future performance.

Results of Operations

     The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

	Percentage of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	2001	2000	2001
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	70.6	72.8	71.3	72.3

Gross profit	29.4	27.2	28.7	27.7

Selling, general and administrative expenses	21.5	21.7	21.4	22.8
Depreciation expense	1.1	1.3	1.0	1.2
Amortization expense	1.5	1.8	1.5	1.7

Total operating expenses	24.1	24.8	23.9	25.7

Restructuring charge	1.0	1.3	0.5	0.6

Operating income	4.3	1.1	4.3	1.4

Net interest expense	(1.8)	(1.8)	(1.8)	(1.8)

Other income	—	1.4	—	0.7

Income before income taxes	2.5	0.7	2.5	0.3
Income taxes	1.0	0.5	1.0	0.3

Net income	1.5%	0.2%	1.5%	0.0%

	Percentage Change 2001 over 2000
	Three Months Ended June 30,	Six Months Ended June 30,

Revenue	(10.2)%	(5.9)%
Cost of revenue	(7.4)%	(4.7)%
Gross profit	(17.0)%	(9.0)%
Selling, general and administrative expenses	(9.4)%	0.2%
Depreciation expense	5.1%	7.3%
Amortization expense	9.8%	9.6%
Total operating expenses	(7.5)%	1.1%
Restructuring charge	21.1%	21.1%
Operating income	(78.1)%	(69.8)%
Net interest expense	(12.7)%	(6.0)%
Other income	100.0%	100.0%
Income before income taxes	(74.7)%	(89.6)%
Income taxes	(59.2)%	(74.4)%
Net income	(85.4)%	(100.0)%
11

     Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenue. Revenue decreased $8.0 million, or 10.2%, to $69.8 million for the three months ended June 30, 2001 from $77.8 million for the three months ended June 30, 2000. The decline in revenue is a result of a declining consultant count and a slow-down in demand for information technology services.

     Cost of revenue. Cost of revenue decreased $4.0 million, or 7.4%, to $50.9 million for the three months ended June 30, 2001 from $54.9 million for the three months ended June 30, 2000. As a percentage of revenue, cost of revenue increased to 72.8% for the three months ended June 30, 2001 from 70.6% for the three months ended June 30, 2000. This increase is primarily due to increases in health and benefit costs of salaried consultants. Non-billable time increased for salaried consultants for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Salaried consultants are paid even when not billing.

     Gross profit. Gross profit decreased $3.9 million, or 17.0%, to $19.0 million for the three months ended June 30, 2001 from $22.9 million for the three months ended June 30, 2000. As a percentage of revenue, gross profit decreased to 27.2% for the three months ended June 30, 2001 as compared to 29.4% for the three months ended June 30, 2000. The decline in revenue, combined with the increased cost of revenue, lowered gross profit for the three months ended June 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.6 million, or 9.4%, to $15.1 million for the three months ended June 30, 2001 from $16.7 million for the three months ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses increased to 21.7% for the three months ended June 30, 2001 from 21.5% for the three months ended June 30, 2000. Cost reduction initiatives were implemented during the three months ended June 30, 2001 to bring selling, general and administrative expenses closer to historical levels. With the number of consultants decreasing, cost reduction strategies were necessary. One time costs for these strategies totaled $930,000 before tax. Of these costs, a restructuring charge of $904,000 is reported as a separate line item (see “Restructuring charge.” below) and $26,000 is included in selling, general and administrative expenses. The $26,000 represents a write-down of the value of retired or abandoned assets to net realizable value in accordance with Financial Accounting Standards Board Opinion No. 121.

     Depreciation expense. Depreciation expense increased $44,000, or 5.1%, to $900,000 for the three months ended June 30, 2001 from $856,000 for the three months ended June 30, 2000. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense increased to 1.3% during the three months ended June 30, 2001 from 1.1% for the three months ended June 30, 2000.

     Amortization expense. Amortization expense increased $114,000, or 9.8%, to $1.3 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000. This increase is attributable to amortization of goodwill and other intangible assets related to the Company’s acquisitions completed during 1999. As a percentage of revenue, amortization expense increased to 1.8% for the three months ended June 30, 2001 from 1.5% for the three months ended June 30, 2000.

     Restructuring charge. For the three months ended June 30, 2001, the Company recorded a restructuring charge of $904,000 related to the cost reduction initiatives approved May 4, 2001 and June 18, 2001. These costs consist of employee severance pay and benefits, lease termination costs and excess fixed assets. The charge represents management’s estimate of the ultimate obligations associated with executing the plans at the time the estimates were made. The Company expects to complete all steps in the restructuring plans by May 4, 2002 and June 18, 2002, respectively. The June 18, 2001 plan included the sale of one of the Company’s offices resulting in a $1,000,000 gain before tax during the three months ended June 30, 2001.

     Operating income. Operating income decreased $2.6 million, or 78.1%, to $737,000 for the three months ended June 30, 2001 from $3.4 million for the three months ended June 30, 2000. As a percentage of revenue, operating income decreased to 1.1% for the three months ended June 30, 2001 from 4.3% for the three months ended June 30, 2000. The decline in operating income margin is primarily the result of lower gross margins.

     Interest income. Interest income decreased by $32,000, or 91.7%, to $3,000 for the three months ended June 30, 2001 from $35,000 for the three months ended June 30, 2000.

     Interest expense. Interest expense decreased by $213,000, or 14.6%, to $1.2 million for the three months ended June 30, 2001 from $1.5 million for the three months ended June 30, 2000. This change reflects a decrease in the average level of borrowings during the period and decreases in interest rates.

     Other income. Other income increased $1.0 million, for the three months ended June 30, 2001 from $0 for the three months ended June 30, 2000. As a percentage of revenue, other income was 1.4% for the three months ended June 30, 2001. The sale of one of the Company’s offices resulted in a $1,000,000 gain before tax during the three months ended June 30, 2001. The sale of the office was part of the cost reduction strategies initiatives approved May 4, 2001 and June 18, 2001.

     Income before income taxes. Income before income taxes decreased $1.4 million, or 74.7%, to $493,000 for the three months ended June 30, 2001 from $1.9 million for the three months ended June 30, 2000. As a percentage of revenue, income before income taxes decreased to 0.7% for the three months ended June 30, 2001 from 2.5% for the three months ended June 30, 2000.

     Income taxes. The Company’s effective tax rate increased to 46.0% for the three months ended June 30, 2001 as compared to 41.0% for the three months ended June 30, 2000. The rate increase is the result of higher than expected nondeductible expenses, which increased the Company’s taxable income above previous estimates, and nonfederal income taxes. Current tax expense is calculated using book income plus permanent differences times the effective tax rate. Income taxes decreased $472,000 or 59.2%, to $325,000 for the three months ended June 30, 2001 from $797,000 for the three months ended June 30, 2000. As a percentage of revenue, income taxes decreased to 0.5% for the three months ended June 30, 2001 from 1.0% for the three months ended June 30, 2000. These decreases are a result of the earnings decline the Company has experienced over the last 12 months.

     Net income. Net income decreased $980,000, or 85.4%, to $167,000 for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000. As a percentage of revenue, net income decreased to 0.2% for the three months ended June 30, 2001 from 1.5% for the three months ended June 30, 2000.

     Earnings per share. Diluted earnings per share decreased $0.07, or 87.5%, to $0.01 for the three months ended June 30, 2001 from $0.08 for the three months ended June 30, 2000.

     Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenue. Revenue decreased $9.4 million, or 5.9%, to $148.6 million for the six months ended June 30, 2001 from $158.0 million for the six months ended June 30, 2000. The decline in revenue is a result of a declining consultant count and a slow-down in demand for information technology services.

     Cost of revenue. Cost of revenue decreased $5.3 million, or 4.7%, to $107.4 million for the six months ended June 30, 2001 from $112.7 million for the six months ended June 30, 2000. This increase is primarily due to increases in health and benefit costs of salaried consultants. As a percentage of revenue, cost of revenue increased to 72.3% for the six months ended June 30, 2001 from 71.3% for the six months ended June 30, 2000.

     Gross profit. Gross profit decreased $4.1 million, or 9.0%, to $41.2 million for the six months ended June 30, 2001 from $45.3 million for the six months ended June 30, 2000. As a percentage of revenue, gross profit decreased to 27.7% for the six months ended June 30, 2001 from 28.7% for the six months ended June 30, 2000. The decline in revenue combined with the increased cost of revenue, lowered gross profit for the six months ended June 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses remained at $33.9 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses increased to 22.8% for the six months ended June 30, 2001 from 21.4% for the six months ended June 30, 2000. Cost reduction initiatives were implemented during the second quarter ended June 30, 2001 to bring selling, general and administrative expenses closer to historical levels. With the number of consultants decreasing, cost reduction strategies were necessary. One time costs for these strategies totaled $930,000 before tax. Of these costs, a restructuring charge of $904,000 is reported as a separate line item (see “Restructuring charge.” below) and $26,000 is included in selling, general and administrative expenses. The $26,000 represents a write-down of the value of retired or abandoned assets to net realizable value in accordance with Financial Accounting Standards Board Opinion No. 121.

     Depreciation expense. Depreciation expense increased $119,000, or 7.3%, to $1,762,000 for the six months ended June 30, 2001 from $1,643,000 for the six months ended June 30, 2000. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense increased to 1.2% for the six months ended June 30, 2001 from 1.0% for the six months ended June 30, 2000.

     Amortization expense. Amortization expense increased $224,000, or 9.6%, to $2.5 million for the six months ended June 30, 2001 from $2.3 million for the six months ended June 30, 2000. This increase is attributable to amortization of goodwill and other intangible assets related to the Company’s acquisitions completed during 1999. As a percentage of revenue, amortization expense increased to 1.7% for the six months ended June 30, 2001 from 1.5% for the six months ended June 30, 2000.

     Restructuring charge. For the six months ended June 30, 2001, the Company recorded a restructuring charge of $904,000 related to the cost reduction initiatives approved May 4, 2001 and June 18, 2001. These costs consist of employee severance pay and benefits, lease termination costs and excess fixed assets. The charge represents management’s estimate of the ultimate obligations associated with executing the plans at the time the estimates were made. The Company expects to complete all steps in the restructuring plans by May 4, 2002 and June 18, 2002, respectively. The June 18, 2001 plan included the sale of one of the Company’s offices resulting in a $1,000,000 gain before tax during the six months ended June 30, 2001.

     Operating income. Operating income decreased $4.7 million, or 69.8%, to $2.0 million for the six months ended June 30, 2001 from $6.7 million for the six months ended June 30, 2000. As a percentage of revenue, operating income decreased to 1.4% for the six months ended June 30, 2001 from 4.3% for the six months ended June 30, 2000. The decline in operating income margin is primarily the result of lower gross margins.

     Interest income. Interest income decreased by $53,000, or 65.8%, to $28,000 for the six months ended June 30, 2001 from $81,000 for the six months ended June 30, 2000.

     Interest expense. Interest expense decreased by $217,000, or 7.6% to $2.6 million for the six months ended June 30, 2001 from $2.8 million for the six months ended June 30, 2000. This change reflects a decrease in the average level of borrowings during the period and decreases in interest rates.

     Other income. Other income increased $1.0 million, for the six months ended June 30, 2001 from $0 for the six months ended June 30, 2000. As a percentage of revenue, other income was 0.7% for the six months ended June 30, 2001. The sale of one of the Company’s offices resulted in a $1,000,000 gain before tax during the six months ended June 30, 2001. The sale of the office was part of the cost reduction initiatives approved May 4, 2001 and June 18, 2001.

     Income before income taxes. Income before income taxes decreased $3.5 million, or 89.6%, to $407,000 for the six months ended June 30, 2001 from $3.9 million for the six months ended June 30, 2000. As a percentage of revenue, income before income taxes decreased to 0.3% for the six months ended June 30, 2001 from 2.5% for the six months ended June 30, 2000.

     Income taxes. The Company’s effective tax rate was 46% for the six months ended June 30, 2001 and 41% for the six months ended June 30, 2000. The rate increase is the result of higher than expected nondeductible expenses, which increased the Company’s taxable income above previous estimates, and nonfederal income taxes. Current tax expense is calculated using book income plus permanent differences times the effective tax rate. Income taxes decreased $1.2 million or 74.4%, to $407,000 for the six months ended June 30, 2001 from $1.6 million for the six months ended June 30, 2000. As a percentage of revenue, income taxes decreased to 0.3% for the six months ended June 30, 2001 from 1.0% for the six months ended June 30, 2000. These decreases are a result of the earnings decline the Company has experienced over the last 12 months.

     Net income. Net income decreased $2.3 million, or 100%, to $616 for the six months ended June 30, 2001 from $2.3 million for the six months ended June 30, 2000. As a percentage of revenue, net income decreased to 0.0% for the six months ended June 30, 2001 from 1.5% for the six months ended June 30, 2000.

     Earnings per share. Diluted earnings per share decreased $0.15, or 100%, to $0.0 for the six months ended June 30, 2001 from $0.15 for the six months ended June 30, 2000.

Selected Quarterly Results and Seasonality

     The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended June 30, 2001, both in dollars and as a percentage of revenue. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

		Gross Profit		Operating Income
Statements of Operations Data	$ Revenue	$ Amount	% of Revenue	$ Amount	% of Revenue
	(Dollars in thousands)
1998:
June	52,391	16,375	31.3	5,715	10.9
September	56,593	17,296	30.6	6,538	11.6
December	57,799	17,553	30.4	6,454	11.2
1999:
March	72,473	20,970	28.9	6,909	9.5
June	78,309	23,023	29.4	8,393	10.7
September	81,253	24,020	29.6	7,066	8.7
December	82,611	23,951	29.0	5,874	7.1
2000:
March	80,197	22,411	28.0	3,302	4.1
June	77,812	22,864	29.4	3,370	4.3
September	77,880	23,614	30.3	4,685	6.0
December	77,702	23,135	29.8	4,799	6.2
2001:
March	78,767	22,212	28.2	1,278	1.6
June	69,849	18,973	27.2	737	1.1

     Metro’s operating results are adversely affected when client facilities close due to holidays or inclement weather. The Company generally experiences a certain amount of seasonality in the fourth quarter due to the number of holidays and closings of client facilities during that quarter. Further, the Company generally experiences lower operating results in the first quarter due in part to the timing of unemployment and FICA tax accruals and delays in clients’ contract renewals related to clients’ budget approval processes.

Liquidity and Capital Resources

     The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $8,754,195 for the six months ended June 30, 2001 and consisted primarily of non-cash items of $5,194,817 and a decrease in accounts receivable of $4,542,799, offset by a decrease in accrued compensation and benefits of $1,701,261. The Company had working capital of $38,726,735 at June 30, 2001 compared to $42,647,009 at December 31, 2000.

     Net cash used in investing activities was $1,439,138 for the six months ended June 30, 2001. The Company spent $1,439,138 on normal acquisitions of property and equipment used in operations.

The Company maintains credit facilities of $125,000,000. The facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance on these facilities as of June 30, 2001 was $75,129,646, a reduction of $8,313,375 from the balance at December 31, 2000. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest, but not principal, is payable monthly. The interest rates on the Company’s facilities change from time to time. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The Company has selected 30-day LIBOR based rates for the second quarter 2001, and the rates on such borrowings ranged from 4.9% to 6.5% on June 30, 2001. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

Effective April 2, 2001, the Company entered into a series of interest rate swaps with a notional amount of $50,000,000. The purpose of these swaps was to hedge the Company’s exposure to variability in future cash flows by converting the variable interest rate on a portion of its outstanding credit facilities to a fixed interest rate. Accounting for these interest rate swaps did not have a material impact on the Company’s quarterly financial statements.

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

     The Maximum Funded Debt to EBITDA ratio under our credit facilities is 4.0 to 1.0 through September 30, 2001. At June 30, 2001, our Funded Debt to EBITDA ratio stood at 3.5 to 1.0. As earnings fall this ratio increases. On December 31, 2001 our credit facilities require us to reduce our Funded Debt to EBITDA ratio to 3.0 to 1.0 or less. The Company plans to reduce its debt level, reduce expenses and negotiate a more favorable ratio by December 31, 2001 to avoid default under its credit facilities at December 31, 2001. A default could have a material adverse effect on the Company’s business. The Company is currently negotiating with its banks to restructure the credit facilities. As of June 30, 2001, approximately $10.9 million was available for additional borrowing without default.

     The Company sold 115,048 shares of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan for an aggregate purchase price of $486,788 during the six months ended June 30, 2001 and 83,760 shares for $841,442 during the six months ended June 30, 2000.

     Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

     And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $97.0 million and unamortized identifiable intangible assets in the amount of $13.9 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3.3 million and $1.8 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk due to variable interest rates on the Company’s credit facilities. Actions taken during 1999 and 2000 by the Federal Reserve to increase interest rates increased the Company’s interest rate costs. In 2001, the Federal Reserve has decreased interest rates. The Company has entered into interest rate hedges on $50,000,000 of the credit facilities, effective April 2, 2001, to reduce the variability of the Company’s cash flows due to fluctuations in interest rates. At the measurement date, a mark to market adjustment was not necessary and the hedge instruments were considered fully effective.

     The Company experienced slower demand for its services during the second quarter of 2001. During economic slowdowns the risk of bad debts increases. Additional amounts have been reserved in the allowance for doubtful accounts for uncollectible accounts during the first half of 2001. Current economic conditions could result in additional accounts becoming doubtful that are current and considered collectible as of June 30, 2001. Accounts receivable will be monitored closely during 2001 to determine if additional increases to the allowance for doubtful accounts are necessary.

     The Company’s exposure to market risk from other types of financial instruments, such as accounts payable, is not material.

PART II. OTHER INFORMATION:

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of Metro Information Services, Inc. held on June 12, 2001 the following matters were voted on with the results indicated below.

1) Election of one Class 1 Director to serve for a term expiring 2003 or until a successor is elected.

	FOR	WITHHELD
John R.Turbyfill	14,287,143	266,775

Election of two Class 2 Directors to serve for a term expiring 2004 or until a successor is elected.

	FOR	WITHHELD
Ray E. Becker	14,151,289	402,629
Andrew J. Downing	13,287,980	1,265,938

The term of office of directors John H. Fain, Robert J. Eveleigh and A. Eugene Loving, Jr. continued after the meeting.

2) Amendment of the Metro Information Services, Inc. Employee Stock Purchase Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
12,500,165	379,812	47,663	1,626,278

3) Approval of the Amended and Restated Metro Information Services, Inc. 1997 Stock Option Plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
11,862,537	1,016,076	49,027	1,626,278

4) Ratification of the appointment of KPMG LLP as Independent Auditors for the Company for the year ending December 31, 2001.

FOR	AGAINST	ABSTAIN
14,317,913	217,342	18,663

ITEM 5.	OTHER INFORMATION

None

19

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K:

10.1 Employment Agreement dated as of May 9, 2001 between Registrant and Scott D. Mayo.

10.2 Employment Agreement dated as of May 9, 2001 between Registrant and Mark W. Scofield.

(b)	Reports on Form 8-K during second quarter of 2001:

None

20

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 8th day of August, 2001.

Metro Information Services, Inc. By /s/ John H. Fain

John H. Fain Principal Executive Officer

By /s/ Robert J. Eveleigh

Robert J. Eveleigh Principal Financial Officer

21