Form 10-Q
period 2001-09-30
METRO INFORMATION SERVICES INC
filed 2001-11-05
CIK 1026965

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
SEPTEMBER 30, 2001

COMMISSION FILE NO.: 000-22035

METRO INFORMATION SERVICES, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA (State of incorporation)	54-1112301 (I.R.S. Employer Identification Number)

POST OFFICE BOX 8888, VIRGINIA BEACH, VIRGINIA (Address of principal executive office)	23450 (Zip Code)

(757) 486-1900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to the filing requirements for the past 90 days. Yes [X]   No  [_]

     As of October 26, 2001, the registrant had issued and outstanding 15,409,472 shares of Common Stock, $.01 par value.

METRO INFORMATION SERVICES, INC. FORM 10-Q

Table of Contents

2

PART I. FINANCIAL INFORMATION:

ITEM 1. Financial Statements

METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	2001	2000	2001
Revenue	$ 77,879,673	$ 62,045,552	$ 235,889,103	$ 210,661,747
Cost of revenue	54,265,344	44,771,008	166,999,469	152,201,650

Gross profit	23,614,329	17,274,544	68,889,634	58,460,097

Selling, general and administrative expenses	17,270,771	13,352,903	51,147,822	47,295,565
Depreciation expense	783,709	901,492	2,426,873	2,664,099
Amortization expense (Note 3)	1,204,897	1,266,706	3,541,657	3,828,091

Total operating expenses	19,259,377	15,521,101	57,116,352	53,787,755
Restructuring charge (Note 6)	(329,721)	91,469	416,879	995,452

Operating income	4,684,673	1,661,974	11,356,403	3,676,890

Interest income	7,063	4,746	87,947	32,411
Interest expense (Note 4)	(2,381,898)	(1,072,652)	(5,234,031)	(3,707,851)

Net interest expense	(2,374,835)	(1,067,906)	(5,146,084)	(3,675,440)

Other income (Note 6)	—	200,000	—	1,200,000

Income before income taxes	2,309,838	794,068	6,210,319	1,201,450
Income taxes	1,131,821	502,105	2,721,241	908,871

Net income	$ 1,178,017	$ 291,963	$ 3,489,078	$ 292,579

Net income per share (Note 5):
Basic	$ 0.08	$ 0.02	$ 0.23	$ 0.02

Diluted	$ 0.08	$ 0.02	$ 0.23	$ 0.02

Weighted average number of shares of common
stock and potential dilutive securities outstanding:
Basic	15,123,255	15,338,485	15,077,304	15,278,394

Diluted	15,123,281	15,340,405	15,084,378	15,282,981

See accompanying notes to consolidated financial statements. 3

METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Balance Sheets

	December 31, 2000	September 30, 2001
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 603,699	$ 83,930
Accounts receivable, net	54,923,035	44,234,874
Prepaid expenses	2,378,173	1,656,592
Other current assets, net (Note 2)	1,044,095	278,537
Deferred income taxes	2,193,480	2,153,365

Total current assets	61,142,482	48,407,298
Property and equipment, net	11,889,307	10,823,859
Goodwill and other intangibles, net (Note 3)	115,972,945	112,144,853
Other assets	275,091	233,978

Total assets	$189,279,825	$ 171,609,988

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 4,029,196	$ 4,059,221
Accrued compensation and benefits	14,466,277	11,881,973

Total current liabilities	18,495,473	15,941,194
Line of credit facilities (Note 4)	83,443,021	66,752,108
Other long-term liabilities (Note 7)	—	2,326,152
Deferred income taxes	2,404,451	2,960,275

Total liabilities	104,342,945	87,979,729

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized
1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized
50,000,000 shares; issued and outstanding
15,222,712 shares at December 31, 2000,
15,404,472 shares at September 30, 2001	152,227	154,045
Paid in capital	40,995,597	41,720,731
Retained earnings	43,789,056	44,081,635
Accumulated other comprehensive loss (Note 7)	—	(2,326,152)

Total shareholders’ equity	84,936,880	83,630,259

Total liabilities and shareholders’ equity	$189,279,825	$ 171,609,988

See accompanying notes to consolidated financial statements. 4

METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

	Shareholders’ Equity
	Common Stock		Paid in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Earnings	Total
Balance as of December 31, 2000	15,222,712	$152,227	$40,995,597	$43,789,056	$ —	$ 84,936,880
Net proceeds from issuance of
shares of common stock under
Employee Stock Purchase Plan	181,760	1,818	725,134	—	—	726,952
Net income	—	—	—	292,579	—	292,579
Accumulated other comprehensive loss	—	—	—	—	(2,326,152)	(2,326,152)

Balance as of September 30, 2001	15,404,472	$154,045	$41,720,731	$44,081,635	$(2,326,152)	$ 83,630,259

See accompanying notes to consolidated financial statements. 5

METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30,
	2000	2001
Cash flows from operating activities:
Net income	$ 3,489,078	$ 292,579
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization - cost of revenue	34,090	49,442
Depreciation and amortization - operating expenses	5,968,530	6,492,190
Net loss on sale of property and equipment	389,204	21,083
Net gain on sale of offices	—	(1,200,000)
Deferred income taxes	(555,049)	595,939
Provision for doubtful accounts	2,014,828	160,643
Changes in operating assets and liabilities increasing
(decreasing) cash, net of the effects of acquisitions:
Accounts receivable	(6,188,473)	10,527,518
Prepaid expenses	1,112,589	721,581
Other current assets, net	(1,760,917)	765,558
Other assets	28,973	41,113
Accounts payable	2,602,008	30,025
Accrued compensation and benefits	2,903,760	(2,584,304)

Net cash provided by operating activities	10,038,621	15,913,367

Cash flows from investing activities:
Acquisition of property and equipment	(1,838,420)	(919,882)
Acquisition of computer software	(549,587)	(764,345)
Acquisition of businesses	(9,389,165)	—
Proceeds from sale of offices	—	1,200,000
Proceeds from sale of property and equipment	28,535	15,052

Net cash used in investing activities	(11,748,637)	(469,175)

Cash flows from financing activities:
Net repayments under line of credit	(4,121,116)	(16,690,913)
Proceeds from issuance of shares to Employee Stock Purchase Plan	1,133,642	726,952
Proceeds from issuance of shares to Employee Incentive Stock Option Plan	283,401	—

Net cash used in financing activities	(2,704,073)	(15,963,961)

Net decrease in cash and cash equivalents	(4,414,089)	(519,769)
Cash and cash equivalents at beginning of period	4,612,538	603,699

Cash and cash equivalents at end of period	$ 198,449	$ 83,930

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,117,839	$ 3,715,111

Cash paid for income taxes	$ 2,604,433	$ 1,279,709

See accompanying notes to consolidated financial statements. 6

METRO INFORMATION SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

1.     Basis of Presentation

     The information presented as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2000 and 2001, is unaudited, but, in the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2001 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2000 and 2001. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2000, which were included as part of the Company’s Annual Report on Form 10-K (File No. 000-22035). Certain 2000 amounts have been reclassified for comparability with the 2001 financial statement presentation.

     Results for the interim periods presented are not necessarily indicative of results that may be expected for the entire year.

2.     Other Current Assets

     The Tennessee Department of Revenue completed a tax audit during 2000. The audit resulted in the Company’s receipt of a Notice of Assessment on September 29, 2000 that proposed the imposition of additional Tennessee sales and use taxes and related interest and penalty attributable to the performance by Company employees of services in the State of Tennessee, which the Department determined to be taxable as “computer software.” In the Notice, the Department assessed sales and use tax of $2,357,147, which the Company paid in October 2000. Under Tennessee law, the ultimate consumer is responsible for paying the assessed sales and use tax. Accordingly, the Company has billed the assessed amount to its customers. A portion of this amount may be uncollectible and the Company has recorded a reserve. At December 31, 2000 and September 30, 2001, other current assets consist of the following:

	December 31, 2000	September 30, 2001
Gross sales and use tax receivable	$1,630,381	$561,219
Less allowance for doubtful accounts	586,286	407,175

Net sales and use tax receivable	$1,044,095	$154,044
Other taxes receivable	—	124,493

Total other current assets	$1,044,095	$278,537

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

4.     Credit Facilities

The Company maintains credit facilities of $125,000,000. The facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance on these facilities as of September 30, 2001 was $66,752,108. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest, but not principal, is payable monthly. The interest rates on the Company’s facilities change from time to time. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The Company has selected LIBOR based rates for the third quarter 2001, and the rates on such borrowings ranged from 4.3% to 6.5% on September 30, 2001. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

     As discussed in Note 7, the Company entered into a merger agreement with Keane, Inc. (AMEX: KEA). Prior to entering into the merger agreement, Metro was negotiating with its lenders regarding financial covenants under its credit facilities. Since entering into the merger agreement, Metro has suspended these negotiations. There can be no assurance that Metro would be able to resume and complete these negotiations with its lenders by December 31, 2001 if the merger with Keane were not to occur. If Metro were not able to renegotiate with its lenders prior to December 31, 2001, Metro would be in breach of the loan covenants under its credit facilities. In that event, the interest rate under these facilities would increase to two points above the prime rate and all amounts then outstanding would be immediately due and payable.

     The Maximum Funded Debt to EBITDA ratio under our credit facilities is 4.0 to 1.0 through September 30, 2001. At September 30, 2001, our Funded Debt to EBITDA ratio stood at 3.5 to 1.0. As earnings fall this ratio increases. On December 31, 2001 our credit facilities require us to reduce our Funded Debt to EBITDA ratio to 3.0 to 1.0 or less. If the merger with Keane is completed, Metro’s outstanding debt is expected to be paid down or renegotiated before December 31, 2001 to avoid default. As of September 30, 2001, approximately $7.8 million was available for additional borrowing without default.

     Effective April 2, 2001, the Company entered into a series of interest rate swaps with a notional amount of $50,000,000. The purpose of these swaps was to hedge the Company’s exposure to variability in future cash flows by converting the variable interest rate on a portion of its outstanding credit facilities to a fixed interest rate. The fixed interest rate of the swaps is 5.35%. Interest rates for similar instruments were less than 5.35% on September 30, 2001. As a result, Metro recorded both a liability and an unrecognized loss in accumulated other comprehensive loss in shareholders’ equity of $2,326,152, which represents the fair value of the swaps at September 30, 2001.

5. Earnings Per Share The following reconciles the numerators and denominators of the basic and diluted earnings per share computations of net income:

For the Three Months Ended September 30, 2000	Net Income (Numerator)	Shares Outstanding (Denominator)	Earnings Per Share
Basic Earnings Per Share	$1,178,017	15,123,255	$ 0.08

Effect of Dilutive Securities - Incentive
Stock Options deemed outstanding		26

Diluted Earnings Per Share	$1,178,017	15,123,281	$ 0.08

For the Three Months Ended September 30, 2001	Net Income (Numerator)	Shares Outstanding (Denominator)	Earnings Per Share
Basic Earnings Per Share	$291,963	15,338,485	$0.02

Effect of Dilutive Securities - Incentive
Stock Options deemed outstanding		1,920

Diluted Earnings Per Share	$291,963	15,340,405	$0.02

For the Nine Months Ended September 30, 2000	Net Income (Numerator)	Shares Outstanding (Denominator)	Earnings Per Share
Basic Earnings Per Share	$3,489,078	15,077,304	$0.23

Effect of Dilutive Securities - Incentive
Stock Options deemed outstanding		7,074

Diluted Earnings Per Share	$3,489,078	15,084,378	$0.23

For the Nine Months Ended September 30, 2001	Net Income (Numerator)	Shares Outstanding (Denominator)	Earnings Per Share
Basic Earnings Per Share	$292,579	15,278,394	$0.02

Effect of Dilutive Securities - Incentive
Stock Options deemed outstanding		4,587

Diluted Earnings Per Share	$292,579	15,282,981	$0.02

6.     Restructuring Liabilities

     On May 4, 2001, the Company’s Executive Management approved a plan to reduce the work force at the Corporate office to bring corporate operating expenses more in line with the lower consultant count. The plan affected all Corporate Departments and Operations personnel attached to the Corporate Office. A second cost reduction plan was approved June 18, 2001. This exit plan involved three offices. The plan resulted in the sale of the St. Louis office and the combination of two offices with two other offices. The sale of the St. Louis office resulted in a $1,000,000 gain before tax during the three months ended June 30, 2001. The Company recorded a total restructuring charge of $904,000 ($488,160 or $0.03 per share net of tax benefit) during the three months ended June 30, 2001.

     In July 2001, management approved the closure and sale of the Seattle office. The plan resulted in an additional restructuring charge of $91,469 ($49,393, net of tax) and a $200,000 gain before tax during the three months ended September 30, 2001.

     Restructuring charges for the three plans totaled $995,452, ($537,544, net of tax), for the nine months ended September 30, 2001. The charge represents management’s estimate of the ultimate obligations associated with executing the plans at the time the estimates were made. The restructuring charges for costs to exit certain facilities may change. The Company expects to complete all steps in the three restructuring plans by May 4, 2002, June 18, 2002 and July 2002, respectively.

The following table shows the initial accruals made by the Company and the remaining liability as of September 30, 2001:

	Initial Balance	Costs incurred through September 30, 2001	Revision to estimates	Balance as of September 30, 2001
Cost to exit certain facilities	$186,234	$ 83,424	$ —	$102,810
Severance and termination related
accruals	809,218	795,686	—	13,532

Total restructuring costs	$995,452	$879,110	$ —	$116,342

7.     Financial Instruments

     The fair value of interest rate swap agreements is estimated using quotes from Bank of America derivative brokers. The Company entered into the swap agreements to fix its interest rate on $50,000,000 of outstanding long-term debt. The fixed interest rate of the swaps is 5.35%. Interest rates for similar instruments were less than 5.35% on September 30, 2001. As a result, Metro recorded both a liability and an unrecognized loss in accumulated other comprehensive loss in shareholders’ equity of $2,326,152, which represents the fair value of the swaps at September 30, 2001.

Term of swap agreements	April 2, 2001 – June 1, 2005
Notional amount	$ 50,000,000
Fixed interest rate	5.35%
Fair value at September 30, 2001	$ (2,326,152)
Net unrecognized loss	$ (2,326,152)

8.     Other Matters

     On August 20, 2001, Metro signed a definitive agreement with Keane, Inc. under which Keane intends to acquire Metro in a stock-for-stock merger transaction. The transaction has been approved by Keane’s and Metro’s respective boards of directors. The merger has been approved by regulatory authorities and requires the approval of Metro’s shareholders. The special meeting for Metro’s shareholders to approve the merger is scheduled for November 30, 2001. Under a separate agreement, John Fain, founder, chairman and CEO of Metro, has agreed to vote shares, which represent 40% of Metro’s outstanding shares, in favor of the merger.

PART I

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cautionary statement under the “Safe-Harbor” provisions of the Private Securities Litigation Reform Act of 1995: Included in this report and other information presented by management from time to time, including, but not limited to, annual reports to shareholders, quarterly shareholder letters, filings with the Securities and Exchange Commission, news releases, analysts’ conference calls and investor presentations, are forward-looking statements about business strategies, market potential, future financial performance and other matters which reflect management’s expectations as of the date made. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks” and similar expressions are intended to identify forward-looking statements. Future events and the Company’s actual results could differ materially from the results reflected in these forward-looking statements. There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation: the Company’s ability to attract, develop and retain qualified consultants, the Company’s ability to effectively identify, manage and integrate acquisitions, changes in consultant utilization and productivity rates, the Company’s ability to acquire or develop additional service offerings, client decisions to reduce or increase IT services outsourcing, early termination of client contracts without penalty, changes in the Company’s dependence on significant clients, changes in gross margins due to a variety of factors (including increased wage and benefit costs that are not offset by bill rate increases), the types of services performed by the Company during a particular period, competition and the Company’s planned merger into Keane, Inc. (AMEX: KEA). Please refer to a discussion of these and other factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and other Securities and Exchange Commission filings. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. The Company’s fiscal year ends on December 31.

Overview

     Metro Information Services, Inc. provides a wide range of information technology (“IT”) consulting and custom software development services and solutions in 33 metropolitan markets in the United States and Puerto Rico. The Company’s 1,808 consultants, 60% of whom were salaried on September 30, 2001, work on all aspects of computer systems and applications development. Services and solutions performed by Metro include application systems development and maintenance, IT architecture and engineering, systems consulting, project outsourcing (including managed services) and general support services. The Company supports all major computer technology platforms (client/server, network, mainframe, Internet and mid-range environments) and supports client projects using a broad range of software applications. For example, the Company custom develops applications in Java, HTML, ASP and other Web-related languages as well as Visual Basic, C++, Oracle, Informix and DB2. The Company also implements and supports Windows 2000, Windows NT, Novell and UNIX based network environments and supports numerous other application environments.

     Metro’s clients operate in a wide variety of industries including communications, distribution, retail, financial services, government, health care, information technology, manufacturing, transportation, leisure and utilities. The Company emphasizes long-term relationships with its clients rather than one-time projects or assignments. During the 12 months ended September 30, 2001, the Company performed IT services for 621 clients (excluding clients that generated less than $25,000 in revenue during such period).

     IT services are primarily provided by the Company through supplemental IT services arrangements and, to a lesser extent, through project outsourcing arrangements. Substantially all services are billed on a time and materials basis. During the three months ended September 30, 2001, the Company estimates that supplemental IT services accounted for more than 85% and project outsourcing accounted for less than 15% of the Company’s revenue, although the Company wants to increase the percentage of project outsourcing it performs.

     Between September 30, 2000 and September 30, 2001, the number of full time consultants decreased by 27.3% from 2,488 to 1,808 as demand for IT consultants slowed. In addition, between September 30, 2000 and September 30, 2001, the Company increased the average billing rates charged to clients for consultants in an attempt to keep pace with the increased costs of consultants. However, bill rates did not keep pace with the increased cost of pay rates.

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

Results of Operations

     The following table sets forth the percentage of revenue and the percentage change from the prior period of certain items reflected in the statements of income for the:

	Percentage of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	69.7	72.2	70.8	72.2

Gross profit	30.3	27.8	29.2	27.8

Selling, general and administrative expenses	22.2	21.5	21.7	22.5
Depreciation expense	1.0	1.5	1.0	1.3
Amortization expense	1.5	2.0	1.5	1.8

Total operating expenses	24.7	25.0	24.2	25.6

Restructuring charge	(0.4)	0.1	0.2	0.5

Operating income	6.0	2.7	4.8	1.7

Net interest expense	(3.0)	(1.7)	(2.2)	(1.7)

Other income	—	0.3	—	0.5

Income before income taxes	3.0	1.3	2.6	0.5
Income taxes	1.5	0.8	1.1	0.4

Net income	1.5%	0.5%	1.5%	0.1%

	Percentage Change 2001 over 2000
	Three Months Ended September 30,	Nine Months Ended September 30,
Revenue	(20.3)%	(10.7)%
Cost of revenue	(17.5)%	(8.9)%
Gross profit	(26.9)%	(15.1)%
Selling, general and administrative expenses	(22.7)%	(7.5)%
Depreciation expense	15.0%	9.8%
Amortization expense	5.1%	8.1%
Total operating expenses	(19.4)%	(5.8)%
Restructuring charge	127.7%	138.8%
Operating income	(64.5)%	(67.6)%
Net interest expense	(55.0)%	(28.6)%
Other income	100.0%	100.0%
Income before income taxes	(65.6)%	(80.7)%
Income taxes	(55.6)%	(66.6)%
Net income	(75.2)%	(91.6)%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Revenue. Revenue decreased $15.8 million, or 20.3%, to $62.1 million for the three months ended September 30, 2001 from $77.9 million for the three months ended September 30, 2000. The decline in revenue is a result of a declining consultant count and a slow-down in demand for information technology services.

     Cost of revenue. Cost of revenue decreased $9.5 million, or 17.5%, to $44.8 million for the three months ended September 30, 2001 from $54.3 million for the three months ended September 30, 2000. As a percentage of revenue, cost of revenue increased to 72.2% for the three months ended September 30, 2001 from 69.7% for the three months ended September 30, 2000. This increase is primarily due to increases in pay rates and health related benefit costs of salaried consultants. Non-billable time increased for salaried consultants for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Salaried consultants are paid even when not billing.

     Gross profit. Gross profit decreased $6.3 million, or 26.9%, to $17.3 million for the three months ended September 30, 2001 from $23.6 million for the three months ended September 30, 2000. As a percentage of revenue, gross profit decreased to 27.8% for the three months ended September 30, 2001 as compared to 30.3% for the three months ended September 30, 2000. The decline in revenue, combined with the increased cost of revenue as a percentage of sales, lowered gross profit for the three months ended September 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $3.9 million, or 22.7%, to $13.4 million for the three months ended September 30, 2001 from $17.3 million for the three months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 21.5% for the three months ended September 30, 2001 from 22.2% for the three months ended September 30, 2000. Cost reduction initiatives continued during the three months ended September 30, 2001 to bring selling, general and administrative expenses in line with reduced revenue levels. With the number of consultants decreasing, cost reductions were necessary. Selling, general and administrative expenses also include $153,000 of costs related to the Company’s planned fourth quarter merger with Keane, Inc.

     Depreciation expense. Depreciation expense increased $118,000, or 15.0%, to $902,000 for the three months ended September 30, 2001 from $784,000 for the three months ended September 30, 2000. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense increased to 1.5% during the three months ended September 30, 2001 from 1.0% for the three months ended September 30, 2000.

     Amortization expense. Amortization expense increased $62,000, or 5.1%, to $1.3 million for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000. This increase is attributable to amortization of goodwill and other intangible assets related to the Company’s acquisitions completed during 1999. As a percentage of revenue, amortization expense increased to 2.0% for the three months ended September 30, 2001 from 1.5% for the three months ended September 30, 2000.

     Restructuring charge. For the three months ended September 30, 2001, the Company recorded a restructuring charge of $92,000 related to cost reduction initiatives as compared to $330,000 of income for the three months ended September 30, 2000. The income in 2000 resulted from a change in estimate of the restructuring liability recorded in the second quarter of 2000. These costs consist of employee severance pay and benefits and lease termination costs. The charge represents management’s estimate of the ultimate obligations associated with executing the plans at the time the estimates were made. Third quarter 2001 earnings includes the sale of one of the Company’s offices that resulted in a $200,000 gain before tax. See “Other income”. The Company expects to complete all steps in the restructuring plans by second quarter 2002.

     Operating income. Operating income decreased $3.0 million, or 64.5%, to $1.7 million for the three months ended September 30, 2001 from $4.7 million for the three months ended September 30, 2000. As a percentage of revenue, operating income decreased to 2.7% for the three months ended September 30, 2001 from 6.0% for the three months ended September 30, 2000. The decline in operating income margin is primarily the result of lower gross margins offset by reductions in selling, general and administrative expenses as noted above.

     Interest income. Interest income decreased by $2,000, or 32.8%, to $5,000 for the three months ended September 30, 2001 from $7,000 for the three months ended September 30, 2000.

     Interest expense. Interest expense decreased by $1.3 million, or 55.0%, to $1.1 million for the three months ended September 30, 2001 from $2.4 million for the three months ended September 30, 2000. As a percentage of revenue, interest expense decreased to 1.7% for the three months ended September 30, 2001 from 3.0% for the three months ended September 30, 2000. This change reflects a decrease in the average level of borrowings during the period and decreases in interest rates.

     Other income. Other income increased $200,000, for the three months ended September 30, 2001 from $0 for the three months ended September 30, 2000. As a percentage of revenue, other income was 0.3% for the three months ended September 30, 2001. The sale of one of the Company’s offices resulted in a $200,000 gain before tax during the three months ended September 30, 2001. The sale is part of Metro’s cost reduction initiatives that began in May 2001.

     Income before income taxes. Income before income taxes decreased $1.5 million, or 65.6%, to $794,000 for the three months ended September 30, 2001 from $2.3 million for the three months ended September 30, 2000. As a percentage of revenue, income before income taxes decreased to 1.3% for the three months ended September 30, 2001 from 3.0% for the three months ended September 30, 2000.

     Income taxes. The Company’s effective tax rate increased to 63.2% for the three months ended September 30, 2001 as compared to 49.0% for the three months ended September 30, 2000. The rate increase is the result of nondeductible merger-related expenses, which increased the Company’s taxable income above previous estimates, and nonfederal income taxes. Income taxes decreased $630,000, or 55.6%, to $502,000 for the three months ended September 30, 2001 from $1.1 million for the three months ended September 30, 2000. As a percentage of revenue, income taxes decreased to 0.8% for the three months ended September 30, 2001 from 1.5% for the three months ended September 30, 2000. These decreases are a result of the earnings decline the Company has experienced over the last 12 months.

     Net income. Net income decreased $886,000, or 75.2%, to $292,000 for the three months ended September 30, 2001 from $1.2 million for the three months ended September 30, 2000. As a percentage of revenue, net income decreased to 0.5% for the three months ended September 30, 2001 from 1.5% for the three months ended September 30, 2000.

     Earnings per share. Diluted earnings per share decreased $0.06, or 75.0%, to $0.02 for the three months ended September 30, 2001 from $0.08 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Revenue. Revenue decreased $25.2 million, or 10.7%, to $210.7 million for the nine months ended September 30, 2001 from $235.9 million for the nine months ended September 30, 2000. The decline in revenue is a result of a declining consultant count and a slow-down in demand for information technology services.

     Cost of revenue. Cost of revenue decreased $14.8 million, or 8.9%, to $152.2 million for the nine months ended September 30, 2001 from $167.0 million for the nine months ended September 30, 2000. This increase is primarily due to increases in pay rates and health related benefit costs. As a percentage of revenue, cost of revenue increased to 72.2% for the nine months ended September 30, 2001 from 70.8% for the nine months ended September 30, 2000.

     Gross profit. Gross profit decreased $10.4 million, or 15.1%, to $58.5 million for the nine months ended September 30, 2001 from $68.9 million for the nine months ended September 30, 2000. As a percentage of revenue, gross profit decreased to 27.8% for the nine months ended September 30, 2001 from 29.2% for the nine months ended September 30, 2000. The decline in revenue, combined with the increased cost of revenue as a percentage of sales, lowered gross profit for the nine months ended September 30, 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $3.8 million, or 7.5%, to $47.3 million for the nine months ended September 30, 2001 from $51.1 million for the nine months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses increased to 22.5% for the nine months ended September 30, 2001 from 21.7% for the nine months ended September 30, 2000. Cost reduction initiatives implemented in the second and third quarter of 2001 continued to bring selling, general and administrative expenses in line with reduced revenue levels. With the number of consultants decreasing, cost reductions were necessary. Of these costs, a restructuring charge of $995,000 is reported as a separate line item (see “Restructuring charge.” below). Selling, general and administrative expenses also includes $153,000 of merger related costs. These costs relate to the Company’s planned merger with Keane, Inc.

     Depreciation expense. Depreciation expense increased $237,000, or 9.8%, to $2.6 million for the nine months ended September 30, 2001 from $2.4 million for the nine months ended September 30, 2000. This increase is primarily attributable to depreciation on additions to computer equipment and software. As a percentage of revenue, depreciation expense increased to 1.3% for the nine months ended September 30, 2001 from 1.0% for the nine months ended September 30, 2000.

     Amortization expense. Amortization expense increased $286,000, or 8.1%, to $3.8 million for the nine months ended September 30, 2001 from $3.5 million for the nine months ended September 30, 2000. This increase is attributable to amortization of goodwill and other intangible assets related to the Company’s acquisitions completed during 1999. As a percentage of revenue, amortization expense increased to 1.8% for the nine months ended September 30, 2001 from 1.5% for the nine months ended September 30, 2000.

     Restructuring charge. For the nine months ended September 30, 2001, the Company recorded a restructuring charge of $995,000 before tax related to cost reduction initiatives as compared to a $417,000 restructuring charge for the nine months ended September 30, 2000. These costs consist of employee severance pay and benefits and lease termination costs. The charge represents management’s estimate of the ultimate obligations associated with executing the plans at the time the estimates were made. The plans included the sale of two of the Company’s offices resulting in a $1,200,000 gain before tax during the nine months ended September 30, 2001. See “Other income”. The Company expects to complete all steps in the restructuring plans by second quarter 2002.

     Operating income. Operating income decreased $7.7 million, or 67.6%, to $3.7 million for the nine months ended September 30, 2001 from $11.4 million for the nine months ended September 30, 2000. As a percentage of revenue, operating income decreased to 1.7% for the nine months ended September 30, 2001 from 4.8% for the nine months ended September 30, 2000. The decline in operating income margin is primarily the result of lower gross margins offset by reductions in selling, general and administrative expenses as noted above.

     Interest income. Interest income decreased by $56,000, or 63.2%, to $32,000 for the nine months ended September 30, 2001 from $88,000 for the nine months ended September 30, 2000.

     Interest expense. Interest expense decreased by $1.5 million, or 29.2% to $3.7 million for the nine months ended September 30, 2001 from $5.2 million for the nine months ended September 30, 2000. As a percentage of revenue, interest expense decreased to 1.8% for the three months ended September 30, 2001 from 2.2% for the three months ended September 30, 2000. This change reflects a decrease in the average level of borrowings during the period and decreases in interest rates.

     Other income. Other income increased $1.2 million for the nine months ended September 30, 2001 from $0 for the nine months ended September 30, 2000. As a percentage of revenue, other income was 0.5% for the nine months ended September 30, 2001. The sale of two of the Company’s offices resulted in a $1,200,000 gain before tax during the nine months ended September 30, 2001. The sale of the offices was part of cost reduction initiatives that began in May 2001.

     Income before income taxes. Income before income taxes decreased $5.0 million, or 80.7%, to $1.2 million for the nine months ended September 30, 2001 from $6.2 million for the nine months ended September 30, 2000. As a percentage of revenue, income before income taxes decreased to 0.5% for the nine months ended September 30, 2001 from 2.6% for the nine months ended September 30, 2000.

     Income taxes. The Company’s effective tax rate was 75.6% for the nine months ended September 30, 2001 and 43.8% for the nine months ended September 30, 2000. The rate increase is the result of nondeductible merger-related expenses, which increased the Company’s taxable income above previous estimates, and nonfederal income taxes. Income taxes decreased $1.8 million, or 66.6%, to $909,000 for the nine months ended September 30, 2001 from $2.7 million for the nine months ended September 30, 2000. As a percentage of revenue, income taxes decreased to 0.4% for the nine months ended September 30, 2001 from 1.1% for the nine months ended September 30, 2000. These decreases are a result of the earnings decline the Company has experienced over the last 12 months.

     Net income. Net income decreased $3.1 million, or 91.6%, to $293,000 for the nine months ended September 30, 2001 from $3.5 million for the nine months ended September 30, 2000. As a percentage of revenue, net income decreased to 0.1% for the nine months ended September 30, 2001 from 1.5% for the nine months ended September 30, 2000.

     Earnings per share. Diluted earnings per share decreased $0.21, or 91.3%, to $0.2 for the nine months ended September 30, 2001 from $0.23 for the nine months ended September 30, 2000.

Selected Quarterly Results and Seasonality

     The following table sets forth certain quarterly operating information for each of the 13 quarters ending with the quarter ended September 30, 2001, both in dollars and as a percentage of revenue. This information was derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, were prepared on the same basis as the consolidated financial statements contained elsewhere in this report and include all adjustments, consisting of normal recurring adjustments, which management considers necessary for the fair presentation of the information for the periods presented. The financial data shown below should be read in conjunction with the consolidated financial statements and notes thereto included in this report. Results for any fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

		Gross Profit		Operating Income
Statements of Operations Data	$ Revenue	$ Amount	% of Revenue	$ Amount	% of Revenue
	(Dollars in thousands)
1998:
September	56,593	17,296	30.6	6,538	11.6
December	57,799	17,553	30.4	6,454	11.2
1999:
March	72,473	20,970	28.9	6,909	9.5
June	78,309	23,023	29.4	8,393	10.7
September	81,253	24,020	29.6	7,066	8.7
December	82,611	23,951	29.0	5,874	7.1
2000:
March	80,197	22,411	28.0	3,302	4.1
June	77,812	22,864	29.4	3,370	4.3
September	77,880	23,614	30.3	4,685	6.0
December	77,702	23,135	29.8	4,799	6.2
2001:
March	78,767	22,212	28.2	1,278	1.6
June	69,849	18,973	27.2	737	1.1
September	62,046	17,275	27.8	1,662	2.7

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

Liquidity and Capital Resources

     The Company funds its operations primarily from cash generated by operations. Net cash provided by operations was $15,913,367 for the nine months ended September 30, 2001 and consisted primarily of non-cash items of $7,319,297 and a decrease in accounts receivable of $10,527,518, offset by a decrease in accrued compensation and benefits of $2,584,304. The Company had working capital of $32,466,104 at September 30, 2001 compared to $42,647,009 at December 31, 2000.

     Net cash used in investing activities was $469,175 for the nine months ended September 30, 2001. The Company spent $1,684,227 on normal acquisitions of property and equipment used in operations. Cash received from the sale of offices for the nine months ended September 30, 2001 was $1,200,000.

     The Company maintains credit facilities of $125,000,000. The facilities are provided in equal amounts of $35,000,000 by three banks and $20,000,000 by a fourth bank. The outstanding balance on these facilities as of September 30, 2001 was $66,752,108, a reduction of $16,690,913 from the balance at December 31, 2000. The facilities mature in June 2005 and may be extended each year for an additional year. Until June 2005, interest, but not principal, is payable monthly. The interest rates on the Company’s facilities change from time to time. Two of the facilities allow the Company to select among prime rate and London Interbank Offered Rate (LIBOR) based interest rates while the other two have only LIBOR based interest rates. All of the facilities have interest rates that increase as the balance outstanding under the facilities increases. The Company has selected 30-day LIBOR based rates for the third quarter 2001, and the rates on such borrowings ranged from 4.3% to 6.5% on September 30, 2001. The facilities also contain fees, ranging from 0.125% to 0.380% annually, which are charged on the unused portion of the facilities. The facilities are collateralized by accounts receivable of the Company.

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

     Prior to entering into the merger agreement with Keane, Inc., Metro was negotiating with its lenders regarding financial covenants under its credit facilities. Since entering into the merger agreement, Metro has suspended these negotiations. There can be no assurance that Metro would be able to resume and complete these negotiations with its lenders by December 31, 2001 if the merger with Keane were not to occur. If Metro were not able to renegotiate with its lenders prior to December 31, 2001, Metro would be in breach of the loan covenants under its credit facilities. In that event, the interest rate under these facilities would increase to two points above the prime rate and all amounts then outstanding would be immediately due and payable.

     The Maximum Funded Debt to EBITDA ratio under our credit facilities is 4.0 to 1.0 through September 30, 2001. At September 30, 2001, our Funded Debt to EBITDA ratio stood at 3.5 to 1.0. As earnings fall, this ratio increases. On December 31, 2001, our credit facilities require us to reduce our Funded Debt to EBITDA ratio to 3.0 to 1.0 or less. If the merger with Keane is completed, Metro’s outstanding debt is expected to be paid down or renegotiated before December 31, 2001 to avoid default. As of September 30, 2001, approximately $7.8 million was available for additional borrowing without default.

     Effective April 2, 2001, the Company entered into a series of interest rate swaps with a notional amount of $50,000,000. The purpose of these swaps was to hedge the Company’s exposure to variability in future cash flows by converting the variable interest rate on a portion of its outstanding credit facilities to a fixed interest rate. The fixed interest rate of the swaps is 5.35%. Interest rates for similar instruments were less than 5.35% on September 30, 2001. As a result, Metro recorded both a liability and an unrecognized loss in accumulated other comprehensive loss in shareholders’ equity of $2,326,152, which represents the fair value of the swaps at September 30, 2001.

     The Company sold 181,760 shares of stock under the Metro Information Services, Inc. Employee Stock Purchase Plan for an aggregate purchase price of $726,952 during the nine months ended September 30, 2001 and 133,760 shares for $1,133,642 during the nine months ended September 30, 2000.

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which was issued in August 2001.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $97.0 million and unamortized identifiable intangible assets in the amount of $13.9 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.8 million and $3.8 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     On July 5, 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 5, 2002, with earlier application encouraged. Initiated in 1994 as a project to account for the costs of nuclear decommissioning, the Board expanded the scope to include similar closure or removal-type costs in other industries that are incurred at any time during the life of an asset. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

      In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, Statement 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to include a “component of an entity” that either has been disposed of or is classified for sale. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and early adoption is permitted. The adoption of Statement 144 is not expected to have a material impact on the Company’s financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk due to variable interest rates on the Company’s credit facilities. Actions taken during 1999 and 2000 by the Federal Reserve to increase interest rates increased the Company’s interest rate costs. In 2001, the Federal Reserve has decreased interest rates. The Company has entered into interest rate hedges on $50,000,000 of the credit facilities, effective April 2, 2001, to reduce the variability of the Company’s cash flows due to fluctuations in interest rates. The fixed interest rate of the swaps is 5.35%. Interest rates for similar instruments were less than 5.35% on September 30, 2001. As a result, we recorded both a liability and an unrecognized loss in accumulated other comprehensive loss in shareholders’ equity of $2,326,152, which represents the fair value of the swaps at September 30, 2001. On September 30, 2001, the hedge instruments were considered fully effective.

     The Company experienced slower demand for its services during 2001. During economic slowdowns, the risk of bad debts increases. Additional amounts have been reserved in the allowance for doubtful accounts for uncollectible accounts during 2001. Current economic conditions could result in additional accounts becoming doubtful that are current and considered collectible as of September 30, 2001. Accounts receivable will be monitored closely during the remainder of 2001 to determine if additional increases to the allowance for doubtful accounts are necessary.

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

2.1 Agreement and plan of merger, dated August 20, 2001, incorporated by reference to Exhibit 2.1 of Form 8-K

10.1 Stockholder’s agreement, dated August 20, 2001, among Keane, Inc., Veritas Acquisition Corp. and John H. Fain, incorporated by reference to Exhibit 10.1 of Form 8-K/A

(b)	Reports on Form 8-K during third quarter of 2001:

Report dated August 21, 2001 reporting under Item 5 the agreement and plan of merger among Keane, Inc., Veritas Acquisition Corp. and Metro Information Services, Inc.

20

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Virginia Beach, Commonwealth of Virginia on the 5th day of November, 2001.

By:	Metro Information Services, Inc. /s/ John H. Fain —————————————— John H. Fain Principal Executive Officer

By:	/s/ Robert J. Eveleigh —————————————— Robert J. Eveleigh Principal Financial Officer

21